Form 10-Q
period 1995-01-31
DEVLIEG BULLARD INC
filed 1995-03-17
CIK 858710

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1995
                                   ---------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                 -------------     -----------

Commission file number 0-18198
                       -------

                            DeVlieg-Bullard, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                             62-1270573
- -------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Gorham Island, Westport, CT                                       06880
- ----------------------------------------                            ---------
(Address of principal executive offices)                            (Zip Code)

                                 203-221-8201
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
The number of shares of common stock outstanding as of March 15, 1994 was 12,250,000.

                            DeVlieg - Bullard, Inc.

                                     INDEX




PART I -       FINANCIAL INFORMATION                                                Page
               ---------------------                                                ----
     Item 1.      Financial Statements:
                    Consolidated Balance Sheets--
                      January 31, 1995 and July 31, 1994                             2

                    Consolidated Statements of Operations--
                      Three and Six Months Ended January 31, 1995
                      and January 31, 1994                                           3

                    Consolidated Statements of Cash Flows--
                      Six Months Ended January 31, 1995 and
                      January  31, 1994                                              4

                    Consolidated Statement of Changes in
                      Stockholders' Equity--
                      Six Months Ended January 31, 1995                              5

                    Notes to Consolidated Financial Statements                       6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                      11


PART II -      OTHER INFORMATION                                                    15
               -----------------

     Item 1.      Legal Proceedings

     Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                          17


                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                            DeVlieg-Bullard, Inc.
                         Consolidated Balance Sheets
                      (in thousands, except share data)

                                                          January 31,         July 31,
                                                             1995              1994
                                                          ------------       ----------
                                                           (unaudited)
                                     ASSETS
                                    --------
Current assets:
  Cash and cash equivalents                              $    519           $  1,654
  Accounts receivable, net                                 11,606              9,559
  Other current assets                                      2,168              2,980
                                                        ----------          ---------
Total current assets                                       36,094             33,462

Property, plant and equipment, net                          7,318              6,340
Other assets                                               22,854             11,461
                                                        ----------          ---------
     Total assets                                        $ 66,266           $ 51,263
                                                        ==========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit agreement                             $  8,970           $     -
  Current portion of long-term debt                         2,045              1,828
  Accounts payable                                          7,172              5,772
  Accrued expenses and other current liabilities            7,694              4,874
                                                        ----------          ---------
Total current liabilities                                  25,881             12,474

Long-term debt                                             13,596             14,577
Postretirement benefit obligation                           4,900              4,755
Other noncurrent liabilities                                2,247              2,081
                                                        ----------          ---------
     Total liabilities                                     46,624             33,887
                                                        ----------          ---------
Stockholders' equity:
  Common stock, $0.01 par value;  authorized 30,000,000
     shares; issued and outstanding 12,250,000                123                123
  Additional paid-in capital                               32,299             32,299
  Excess purchase price over net assets
     from the Services Group acquisition                  (16,358)           (18,131)
  Retained earnings                                         3,740              3,270
  Cumulative translation adjustment                          (162)              (185)
                                                        ----------          ---------
     Total stockholders' equity                            19,642             17,376
                                                        ----------          ---------
     Total liabilities and stockholders' equity          $ 66,266           $ 51,263
                                                        ==========          =========


The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
                    Consolidated Statements of Operations
              (unaudited - in thousands, except per share data)

                                           Three Months Ended        Six Months Ended
                                               January 31,              January 31,
                                            1995       1994           1995       1994
                                           ------     ------         ------     ------
Net sales                                $ 18,442   $ 16,016       $ 36,972   $ 31,385
Cost of sales                              13,494     11,736         27,004     22,679
                                         ---------  ---------      ---------  ---------
  Gross profit                              4,948      4,280          9,968      8,706

Operating expenses:
  Engineering                                 274        298            549        596
  Selling                                   1,910      1,631          3,628      3,167
  General and administrative                1,777      1,865          3,716      3,676
                                         ---------  ---------      ---------  ---------
Total operating expenses                    3,961      3,794          7,893      7,439
                                         ---------  ---------      ---------  ---------

Litigation settlement                       1,500         -           1,500         -
Other expense (income), net                    73        (71)           137        (15)
                                         ---------  ---------      ---------  ---------
(Loss) income before interest expense and
  income taxes                               (586)       557            438      1,282

Interest expense                              587        300          1,114        599
                                         ---------  ---------      ---------  ---------
(Loss) income before income taxes          (1,173)       257           (676)       683

(Benefit) provision for income taxes       (1,308)       100         (1,146)       249
                                         ---------  ---------      ---------  ---------
                                         $    135   $    157       $    470   $    434
                                         =========  =========      =========  =========


Earnings per common share                $   0.01   $   0.01       $   0.04   $   0.04
                                         ========== =========      =========  =========
Average common shares and equivalents
  outstanding                              13,250     12,250         13,250     12,250
                                         =========  =========      =========  =========


The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
                    Consolidated Statements of Cash Flows
                          (unaudited - in thousands)

                                                                                  Six Months Ended
                                                                                     January 31,
                                                                                 1995          1994
                                                                             ----------    ----------
Cash flows from operating activities:
Net income                                                                   $    470       $   434
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               1,174         1,191
    Provision for losses on accounts receivable                                   100           107
  Change in assets and liabilities, net of effects from acquisitions:
    Increase in accounts receivable                                            (1,160)         (888)
    (Increase)/decrease in inventories                                           (563)          587
    Decrease in other current assets                                              962           211
    Increase in accounts payable                                                1,042           175
    Increase/(decrease) in accrued expenses and
      other current liabilities                                                 1,292          (707)
    Other, net                                                                 (1,013)         (426)
                                                                            ----------    ----------
      Net cash provided by operating activities                                 2,304           684
                                                                            ----------    ----------
Cash flows from investing activities:
  Acquisitions                                                                (10,452)           -
  Capital expenditures                                                           (523)         (411)
                                                                            ----------    ----------
      Net cash used for investing activities                                  (10,975)         (411)
                                                                            ----------    ----------
Cash flows from financing activities:
  Increase in revolving credit agreement                                        8,970         1,056
  Payments on long-term debt                                                   (1,457)       (1,309)
                                                                            ----------    ----------
      Net cash provided by(used for) financing activities                       7,513          (253)
                                                                            ----------    ----------
Effect of exchange rate changes on cash                                            23            (8)
                                                                            ----------    ----------
Net (decrease)/increase in cash and cash equivalents                           (1,135)           12
Cash and cash equivalents at beginning of period                                1,654           295
                                                                            ----------    ----------
Cash and cash equivalents at end of period                                  $     519     $     307
                                                                            ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                $     924     $     578
    Income taxes, net of refunds                                                 (440)         (981)

Supplemental statement of noncash investing and financing information:
  The decrease in the deferred tax valuation reserve was $2,962 in fiscal 1995; $1,773 of this amount was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
          Consolidated Statement of Changes in Stockholders' Equity
                          (unaudited - in thousands)
                      Six Months Ended January 31, 1995

                                 Common
                                 Shares                        Additional       Excess                      Cumulative
                               Issued and       Common          Paid-in        Purchase       Retained      Translation
                               Outstanding      Stock           Capital         Price         Earnings      Adjustment      Total
                               -----------      -------        -----------     ---------      ---------     -----------     -----
Balance, July 31, 1994            12,250         $123          $32,299       ($18,131)        $3,270          ($185)      $17,376
Net income                            -            -                -              -             470             -            470
Tax benefit realized related
  purchase price of Services          -            -                -           1,773             -              -          1,773
Foreign currency translation          -            -                -              -              -              23            23
                                  ------        -----          -------       ---------        ------          ------      --------
Balance, January 31, 1995         12,250         $123          $32,299       ($16,358)        $3,740          ($162)      $19,642

The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:          Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of January 31, 1995 and the results of operations, cash flows and changes in stockholders' equity for the interim periods of the fiscal year ending July 31, 1995 ("fiscal 1995") and the fiscal year ended July 31, 1994 ("fiscal 1994") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1994.

The financial statements include all accounts of the Company and its wholly owned subsidiary, H.B. Industries, Inc., after elimination of all significant intercompany and interdivision transactions and balances. Dollar amounts in these notes, except per share data, are expressed in thousands.

NOTE 2:          Acquisitions

Cushman Industries
On September 9, 1994, the Company acquired specified operating assets of Cushman Industries, Inc. ("Cushman"), a company in Chapter 11 bankruptcy, including accounts receivable, inventories, selected machinery and equipment, trademarks and intellectual property from the Cushman Industries Liquidating Trust which had been established for the benefit of Cushman creditors. The purchase price was approximately $3,100 and another $1,900 will be incurred for the relocation and consolidation of the Cushman operation into the Company's manufacturing facility in Frankenmuth, Michigan. The acquisition was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net assets acquired of approximately $4,200 has been recorded as intangible assets (primarily engineering drawings) and is being amortized over 30 years. Cushman's results of operations are included in the Company's financial statements from the date of acquisition. Cushman manufactures a broad line of manual and power chucks for machine tool workholding applications. The Company conducts this business as part of its Tooling Systems Group.

H.B. Industries, Inc.
On November 30, 1994, the Company acquired all of the outstanding capital stock of H.B. Industries, Inc. which conducts its business as Ed Smith Machinery Sales ("Ed Smith"). Ed Smith sells replacement parts for the Bullard product line of machine tools. The purchase price was approximately $3,000, of which $275 was placed into escrow for a period of one year in order to assure the sellers' indemnification obligations. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net assets acquired of approximately $2,000 was recorded as goodwill and is being amortized over a 15 year period. Ed Smith's results of operations are included in the Company's financial statements from the date of acquisition. The business is operated by the Company's Services Group.

Mideastern
On January 23, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Mideastern, Inc. ("Mideastern"). Mideastern rebuilds and provides repair parts and service for a variety of machine tools under the New Britain Machine brand name. The purchase price for this acquisition was approximately $5,000 which consisted of $3,100 cash consideration to the sellers, issuance of a $600 subordinated earnout note to the sellers, stock options (see Note 9), Mideastern debt of $359 repaid by the
Company at closing, closing costs incurred, and liabilities assumed.   The
acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based upon the fair market value at the date of acquisition. The excess purchase price over net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The results of operations of Mideastern since acquired have been included in the Company's financial statements with the Services Group.

The Company borrowed the funds from its revolving credit agreement to finance these acquisitions.

The following unaudited pro forma financial information has been prepared assuming the acquisitions of Cushman, Ed Smith and Mideastern had occurred as of August 1, 1993.

Pro forma results of operations:
(unaudited - in thousands, except per share data)



                                                        Six months ended January 31,
                                                       1995                     1994
                                                     --------                  --------
         Net sales                                    $40,168                   $36,068
                                                      =======                   =======
         Net income                                      $903                      $650
                                                         ====                      ====
         Net income per common share                    $0.07                     $0.05
                                                        =====                     =====
         Average shares outstanding                    13,250                    12,250
                                                       ======                    ======

The pro forma financial information does not purport to be indicative of the results of operations which would have resulted had the acquisitions occurred on August 1, 1993.

NOTE 3:  Inventories

Inventories consisted of:

                                                                    January 31,       July 31,
                                                                      1995              1994
                                                                   -----------       ---------
                                                                   (unaudited)
Raw materials                                                         $   627         $   573
Work-in-process                                                         4,904           3,595
Finished goods                                                         16,270          15,101
                                                                      -------         -------
                                                                      $21,801         $19,269
                                                                      =======         =======

NOTE 4:  Property, Plant and Equipment

Property, plant and equipment consisted of:

                                                                    January 31,      July 31,
                                                                       1995            1994
                                                                    -----------      --------
                                                                    (unaudited)

Real property                                                        $ 2,359         $ 1,877
Machinery and equipment                                                9,516           8,163
Capitalized leased assets                                              1,539           1,539
Furniture and fixtures                                                 3,091           3,039
                                                                     -------         -------
                                                                      16,505          14,618
Less:    accumulated depreciation
         and amortization                                             (9,187)         (8,278)
                                                                     -------         -------
                                                                     $ 7,318         $ 6,340
                                                                     =======         =======

NOTE 5:          Other Assets

Other assets consisted of:

                                                        January 31,            July 31,
                                                           1995                  1994
                                                         --------              --------
                                                       (unaudited)
Intangible assets                                        $12,691               $ 8,533
Deferred taxes, net of
    valuation allowance                                    5,840                 2,878
Deferred financing costs                                   1,420                 1,375
Investments carried at equity                                137                   137
Pension assets                                               418                   418
Goodwill                                                   4,553                     -
Other                                                      2,120                 2,010
                                                         -------               -------
                                                          27,179                15,351
Less:  accumulated amortization                           (4,325)               (3,890)
                                                         -------               -------
                                                         $22,854               $11,461
                                                         =======               =======

NOTE 6:          Litigation Settlement

The Company incurred a $1.5 million charge during its second quarter of fiscal 1995 for the accrual of its agreed settlement, with prejudice, of the litigation filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc. The settlement is subject to final documentation. The Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc. in September 1988 and March 1990. The settlement is payable on or about May 8, 1995.

NOTE 7:          Income Taxes

The Company's income tax benefit for the three and six months ended January 31, 1995 includes the release of valuation allowance previously recorded against deferred tax assets, recorded in the second quarter. The total valuation allowance released was $2,962 of which $1,189 was recorded as a tax benefit in the statements of operations and $1,773 was credited to stockholders' equity in the account "Excess purchase price over net assets from the Services Group acquisition."

NOTE 8:          Amendment of Credit Facility and Investment Agreement

Effective January 31, 1995, the Company amended its credit facility with its senior lender and its investment agreement with the holders of its subordinated debentures, subject to final documentation, by modifying the financial covenants, including (i) minimum tangible net worth; (ii) maximum debt to worth ratio; (iii) minimum debt service and capital expenditure coverage; and (iv) maximum total liabilities to cash flow. In addition, the amount the Company may borrow under its revolving credit agreement shall be reserved $750 if the Company's ratio of minimum debt service and capital expenditure coverage is less than 1.0, and reserved $1,500 for the payment of the litigation settlement (see
Note 6). The amendment was made to reflect the acquisitions (see Note 2) and the litigation settlement charge. The Company was in compliance with the amended covenants at January 31, 1995.

NOTE 9:          Stock Options

On December 14, 1994, pursuant to the 1989 Employee Stock Plan ("1989 Plan"), options to purchase 170,000 shares of common stock were granted to certain employees at $1.625 per share, the fair market value on the date of grant. Of these, options to purchase 50,000 shares were granted to William O. Thomas, President and Chief Executive Officer to the Company, and options to purchase 30,000 shares were granted to Lawrence M. Murray, Vice President, Chief Financial Officer of the Company. The options vest and become exercisable in installments of 30% at the end of the first and second years and 40% at the end of the third year, and they terminate ten years from the date of grant. At January 31, 1995, of the 1,000,000 shares authorized for issuance pursuant to awards granted under the 1989 Plan, 928,000 stock options were outstanding. Stock options are not considered in the computation and presentation of income per share data due to the immaterial effect of stock options on income per share.

On January 27, 1995, the Company granted non-qualified options to the shareholders of Mideastern, Inc. to purchase an aggregate of 100,000 shares at an exercise price of $1.50 per share. These options are exercisable at any time and expire on January 27, 2000. If on January 27, 1998, the fair market value of the shares covered by the options is not at least $3.50 per share, the optionees may elect to either (i) retain the options or (ii) cause the Company to redeem the options for an aggregate of $150 in cash.

                             DeVlieg-Bullard, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company, including its Services, Tooling Systems and Industrial operating groups which include the acquisitions completed in fiscal 1995 of Cushman, H.B. Industries, Inc. ("Ed Smith"), and Mideastern (see Note 2). Dollar amounts, except per share data, are expressed in thousands.

THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1994. Net sales for the second quarter of fiscal 1995 were $18,442 compared to $16,016 for the second quarter of fiscal 1994, an increase of $2,426, or 15.1%, reflecting increases in all of the Company's operating groups. The increase in net sales by operating group for the second quarter of fiscal 1995 compared to the same prior year period consists of $390, or 5.6%, in the Services Group; $926, or 22.1%, in the Tooling Systems Group; and $1,110, or 23.1%, in the Industrial Group. These results include the additions from acquired businesses as follows: Cushman added $770 to the Tooling Systems Group; and Ed Smith and Mideastern added $419 and $266, respectively, to the Services Group. Excluding the sales added by acquired businesses, the Services Group decreased $295, or 4.2%, compared to the second quarter of last year, primarily due to a decrease in remanufacturing services, partially offset by an increase in parts sales. The Tooling Systems Group's net sales, excluding the addition from Cushman, increased $156, or 3.7%, due to improved activity from all segments served, except defense. The Industrial Group has had a favorable impact from new product introductions and promotional programs.

Gross profit for the second quarter of fiscal 1995 was $4,948 compared to $4,280 for the second quarter of fiscal 1994, an increase of $668, or 15.6%, reflecting increases in each operating group and contributions from acquired businesses. Gross profit as a percentage of net sales was 26.8% and 26.7% in the second quarter of fiscal 1995 and fiscal 1994, respectively, reflecting improvements in each operating group, except the Services Group. The Services Group's gross margin was adversely effected by lower margin remanufacturing projects resulting from competitive responses.

Operating expenses were $3,961, or 21.5% of net sales, compared to $3,794, or 23.7% of net sales, in the second quarter of fiscal 1995 and fiscal 1994, respectively. Operating expenses for the second fiscal quarter exceeded prior year levels by $167 primarily due to the higher sales volume and acquired businesses. The decrease in operating expenses as a percentage of net sales is attributable to the Company's continued cost reduction programs.

The Company recorded a $1,500 litigation settlement charge in the second quarter of fiscal 1995, or $0.11 loss per common share on a pre-tax basis. The Company has agreed to pay $1,500 in cash, subject to final documentation, on or about May 8, 1995, to settle a civil suit filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc. in September 1988 and March 1990. The Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in the suit. While management believes the allegations in the lawsuit were without merit, the Company agreed to the settlement to avoid significant continuing litigation costs. See "Legal Proceedings."

Interest expense was $587 in the second quarter of fiscal 1995 compared to $300 in the second quarter of fiscal 1994, an increase of $287. The increase in interest expense is due to higher average outstanding debt balances, primarily attributable to acquisitions (see Note 2) and higher effective interest rates, particularly on the Company's subordinated debentures which were issued in May 1994.

Income tax benefit for the three months ended January 31, 1995 was $1,308 compared to income tax expense of $100 for the same period of the prior year. The income tax benefit is primarily due to the Company's release of $2,962 of its valuation allowance previously recorded against deferred tax assets. This amount was released based on expectations of continued profitability for the foreseeable future. Of the released valuation allowance, $1,189 was included in the benefit for income taxes on the statement of operations and $1,773 was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

SIX MONTHS ENDED JANUARY 31, 1995 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1994. Net sales for the first half of fiscal 1995 were $36,972 compared to $31,385 for the first half of fiscal 1994, an increase of $5,587, or 17.8%. Businesses acquired in fiscal 1995 added $2,103 to net sales with Cushman contributing $1,418 to the Tooling Systems Group, and Ed Smith and Mideastern adding $419 and $266, respectively, to the Services Group. Excluding the addition from acquisitions, net sales for the six months ended January 31, 1995 increased $3,484, or 11.1%, compared to the six months ended January 31, 1994. Each operating group improved as follows: Services Group increased $968, or 7.0%; Tooling Systems Group increased $476, or 5.7%; and the Industrial Group increased $2,040, or 22.1%. All operating groups have benefited from promotional programs and new product introductions commenced in fiscal 1994 and fiscal 1993.

Gross profit for the six months ended January 31, 1995 was $9,968 compared to $8,706 for the same prior year period, an increase of $1,262, or 14.5%, reflecting an improvement in each operating group. Gross profit as a percentage of net sales was 27.0% for the first half of fiscal 1995 compared to 27.7% for the first half of fiscal 1994. The Services Group's gross margin was adversely effected by lower margin remanufacturing projects resulting from competitive pressures which will continue to negatively impact its gross profit until such projects are completed.

Operating expenses were $7,893, or 21.3% of net sales, and $7,439, or 23.7% of net sales, for the first half of fiscal 1995 and 1994, respectively, a $454, or 6.1%, increase. The increase is attributable to higher volume and costs added from acquired businesses.

As discussed above, the Company incurred a $1,500 litigation settlement charge in fiscal 1995, or $0.11 pre-tax loss per common share equivalent.

Interest expense was $1,114 for the six months ended January 31, 1995 compared to $599 for the same period last year. The $515 increase in interest expense is attributable to higher outstanding debt balances, primarily due to acquisitions (see Note 2) and higher effective interest rates, particularly on the Company's subordinated debentures which were issued in May 1994.

Income tax benefit was $1,146 compared to income tax expense of $249 for the six months ended January 31, 1995 and 1994, respectively. As discussed above, the Company released $2,962 of its valuation allowance previously recorded against deferred tax assets based on expectations of continued profitability for the foreseeable future.

Effective August 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits" under which employers must recognize the cost of benefits provided to former or inactive, but not retired, employees when an event occurs indicating payment of benefits is probable. If the benefits accumulate or vest, the cost must be recognized over the service life of the employee. The impact of adoption was not material to the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,304 for the six months ended January 31, 1995 compared to $684 for the six months ended January 31, 1994.

Capital expenditures were $523 in the first six months of fiscal 1995 compared to $411 in the same prior year period. As of January 31, 1995, the Company had no material commitments for specific capital expenditures.

The Company has agreed to pay $1.5 million in cash, on or a about May 8, 1995 to settle a civil suit filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc. See "Legal Proceedings."

Cash was used to acquire specified assets of Cushman Industries, Inc., and its relocation from Hartford, Connecticut and consolidation into the Company's Tooling Systems' facility in Frankenmuth, Michigan, for the purchase of H.B. Industries, Inc. and for the acquisition of substantially all of the assets and liabilities of Mideastern, Inc.

The balance outstanding under the Company's revolving credit agreement was $8,970 at January 31, 1995 compared to $0 at July 31, 1994. Long-term debt, including current maturities, was $15,641 and $16,405 at January 31, 1995 and July 31, 1994, respectively. The Company's total indebtedness was $24,611 and $16,405 at January 31, 1995 and July 31, 1994, respectively, an increase of $8,206. Borrowings under the revolving credit agreement were used primarily to finance acquisitions.

The Company's revolving credit agreement permits borrowings of up to $15,000 subject to collateral maintenance requirements. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit and as described in Note 8, a $750 reserve, if applicable, and a $1,500 reserve for payment of the litigation settlement. Unused borrowings available at January 31, 1995 were $4,962, less reserves of $2,250.

As outlined in Note 8, effective January 31, 1995 the Company amended the financial covenants with its senior lender and the holders of its subordinated debentures to reflect the acquisitions made (see Note 2) and the litigation settlement (see Note 7).

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds. The Company is actively pursuing an acquisition strategy. Under certain circumstances, certain acquisitions require the consent of the Company's senior lender and the holders of the subordinated debentures. In addition, the Company may need to incur additional indebtedness or issue additional equity securities to make any such acquisition.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 4, 1993, the Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in a civil suit filed in the United States District Court for the Northern District of Illinois, Western District. The suit was filed by a committee of unsecured creditors of DeVlieg, Inc., a company in Chapter 11 proceedings in the Bankruptcy Court for the Northern District of Illinois, and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc. in September 1988 and March 1990. The Company agreed to settle this suit, subject to final documentation, for $1.5 million in cash. The settlement is effective as to the Company and each of its present and former officers and directors party to the suit. The settlement requires that the $1.5 million payment be made on or about May 8, 1995.

On March 2, 1992, a purported class action suit was filed in the United States District Court for the District of Connecticut against the Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors. The suit alleges violations of the federal securities laws and state and federal common law in connection with alleged misrepresentations and omissions made by the Company in connection with its initial public offering in March 1990 and in certain reports later issued by the Company. To date, the United States District Court for the District of Connecticut has not certified the class of plaintiffs in the referenced action. In addition, no settlement offer has been made by the plaintiffs which includes a release of the Company from suit. By ruling dated September 7, 1994, the court granted that portion of the defendants' motion to dismiss certain parties to the suit based on a claim that any of them were secondarily liable for having aided and abetted an alleged securities fraud violation based on Rule 10b-5 and Section 10(b) of the Securities Exchange Act of 1934. The court denied the remainder of the motion to dismiss. While management believes the allegations are without merit and is defending the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgement on the results of operations and/or financial condition of the Company. The Company has, therefore, made no accrual for any such settlement, adverse judgement or costs of adjudication (other than accrual for certain pre-trial costs). Certain costs estimated to be incurred in defending the suit have been accrued.

The Company is also involved in litigation and proceedings, including product liability claims, in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company, after taking into account any proceeds of available insurance.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                  Exhibit
                  Number                   Description
                  ------                   -----------
                  10.39                    Amendment Agreement made as of January 31, 1995 between DeVlieg-Bullard, Inc. and Shawmut
                                           Bank Connecticut, N.A.


(b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DeVlieg-Bullard, Inc.
                                                 ---------------------
                                                 (Registrant)



Date:  March 16, 1995                       By:  /s/Lawrence M. Murray
       --------------                            ------------------------
                                                 Vice President and Chief
                                                 Financial Officer

                            DeVlieg-Bullard, Inc.

                                EXHIBIT INDEX

                                                                                                       Sequentially
Exhibit                                                                                                  Numbered
Number            Description                                                                              Page
- ------            -----------                                                                          ------------
 10.39            Amendment Agreement made as of January 31, 1995 between DeVlieg-Bullard, Inc.
                  and Shawmut Bank Connecticut, N.A.

    27            Financial Data Schedule (for SEC use only)
