Form 10-Q
period 1995-04-30
DEVLIEG BULLARD INC
filed 1995-05-31
CIK 858710

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 30, 1995
                               --------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------   ---------------

Commission file number 0-18198
                       -------

                            DeVlieg-Bullard, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  62-1270573
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

    One Gorham Island, Westport, CT                         06880
- ----------------------------------------                  ----------
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

The number of shares of common stock outstanding as of May 26, 1995 was 12,250,000.

                             DeVlieg-Bullard, Inc.

                                     INDEX


PART I -   FINANCIAL INFORMATION                                                   Page
           ---------------------                                                   ----
         Item 1. Financial Statements:
                         Balance Sheets--
                           April 30, 1995 and July 31, 1994                          2

                        Statements of Operations--
                           Three and Nine Months Ended April 30, 1995
                           and April 30, 1994                                        3

                        Statements of Cash Flows--
                           Nine Months Ended April 30, 1995 and
                           April 30, 1994                                            4

                        Statement of Changes in
                           Stockholders' Equity--
                           Nine Months Ended April 30, 1995                          5

                        Notes to Financial Statements                                6

         Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                11


PART II -  OTHER INFORMATION                                                         15
           -----------------

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                           17


                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                             DeVlieg-Bullard, Inc.
                                Balance Sheets
                       (in thousands, except share data)


                                                          April 30,     July 31,
                                                            1995          1994
                                                          ---------     --------
                                                         (unaudited)
                                       ASSETS
  Current assets:
    Cash and cash equivalents                              $    248     $  1,654
    Accounts receivable, net                                 11,898        9,559
    Inventories, net                                         21,526       19,269
    Other current assets                                      1,735        2,980
                                                           --------     --------
  Total current assets                                       35,407       33,462

  Property, plant and equipment, net                          6,948        6,340
  Other assets                                               24,267       11,461
                                                           --------     --------
       Total assets                                        $ 66,622     $ 51,263
                                                           ========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Revolving credit agreement                             $  9,818     $     -
    Current portion of long-term debt                         2,159        1,828
    Accounts payable                                          7,381        5,772
    Accrued expenses and other current liabilities            6,666        4,874
                                                           --------     --------
  Total current liabilities                                  26,024       12,474

  Long-term debt                                             13,768       14,577
  Postretirement benefit obligation                           4,957        4,755
  Other noncurrent liabilities                                1,636        2,081
                                                           --------     --------
       Total liabilities                                     46,385       33,887
                                                           --------     --------
  Stockholders' equity:
    Common stock, $0.01 par value; authorized 30,000,000
       shares; issued and outstanding 12,250,000                123          123
    Additional paid-in capital                               32,299       32,299
    Excess purchase price over net assets
       from the Services Group acquisition                  (16,358)     (18,131)
    Retained earnings                                         4,319        3,270
    Cumulative translation adjustment                          (146)        (185)
                                                           --------     --------
       Total stockholders' equity                            20,237       17,376
                                                           --------     --------
       Total liabilities and stockholders' equity          $ 66,622     $ 51,263
                                                           ========     ========



  The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                           Statements of Operations
               (unaudited - in thousands, except per share data)

                                          Three Months Ended        Nine Months Ended
                                              April 30,                 April 30,
                                           1995       1994           1995       1994
                                         --------   --------       --------   --------
Net sales                                $ 20,959   $ 16,488       $ 57,931   $ 47,873
Cost of sales                              14,745     11,480         41,749     34,159
                                         --------   --------       --------   --------
  Gross profit                              6,214      5,008         16,182     13,714

Operating expenses:
  Engineering                                 277        284            826        880
  Selling                                   1,976      1,673          5,604      4,840
  General and administrative                2,236      1,853          5,952      5,529
                                         --------   --------       --------   --------
Total operating expenses                    4,489      3,810         12,382     11,249
                                         --------   --------       --------   --------
  Operating profit                          1,725      1,198          3,800      2,465

Litigation settlement                          -          -           1,500         -
Other expense, net                             68         46            205         31
                                         --------   --------       --------   --------
Income before interest expense and
  income taxes                              1,657      1,152          2,095      2,434

Interest expense                              661        303          1,775        902
                                         --------   --------       --------   --------
Income before income taxes                    996        849            320      1,532

Provision (benefit) for income taxes          417         -            (729)       249
                                         --------   --------       --------   --------
Net income                               $    579   $    849       $  1,049   $  1,283
                                         ========   ========       ========   ========



Earnings per common share                $   0.04   $   0.07       $   0.08   $   0.11
                                         ========   ========       ========   ========
Average common shares and equivalents
  outstanding                              13,266     12,250         13,252     12,250
                                         ========   ========       ========   ========




The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                           Statements of Cash Flows
                          (unaudited - in thousands)

                                                                      Nine Months Ended
                                                                          April 30,
                                                                      1995         1994
                                                                    --------     --------
  Cash flows from operating activities:
  Net income                                                        $  1,049     $  1,283
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    1,842        1,713
      Provision for losses on accounts receivable                        159          159
    Change in assets and liabilities, net of effect from
      acquisitions:
      (Increase)/decrease in accounts receivable                      (1,515)         (80)
      (Increase)/decrease in inventories                                (650)        (306)
      (Increase)/decrease in other current assets                      1,406         (523)
      Increase/(decrease) in accounts payable                          1,275          798
      Increase/(decrease) in accrued expenses and
        other current liabilities                                        998         (892)
      Other, net                                                      (2,178)        (842)
                                                                    --------     --------
        Net cash provided by operating activities                      2,386        1,310
                                                                    --------     --------
  Cash flows from investing activities:
    Acquisitions                                                     (11,104)           -
    Capital expenditures                                                (650)        (819)
                                                                    --------     --------
        Net cash used for investing activities                       (11,754)        (819)
                                                                    --------     --------
  Cash flows from financing activities:
    Increase in revolving credit agreement                             9,818          791
    Payments on long-term debt                                        (1,895)      (1,205)
                                                                    --------     --------
        Net cash provided by/(used for) financing
           activities                                                  7,923         (414)
                                                                    --------     --------
  Effect of exchange rate changes on cash                                 39          (21)
                                                                    --------     --------

  Net (decrease)/increase in cash and cash equivalents                (1,406)          56
  Cash and cash equivalents at beginning of period                     1,654          295
                                                                    --------     --------
  Cash and cash equivalents at end of period                        $    248     $    351
                                                                    ========     ========
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                      $  1,471     $    774
      Income taxes, net of refunds                                      (235)        (952)

  Supplemental statement of noncash investing and financing information:
    The decrease in the deferred tax valuation reserve was $2,962 in fiscal 1995; $1,773 of this amount was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."


  The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                 Statement of Changes in Stockholders' Equity
                          (unaudited - in thousands)
                       Nine Months Ended April 30, 1995

                                Common
                                Shares              Additional    Excess              Cumulative
                              Issued and    Common    Paid-in    Purchase   Retained  Translation
                              Outstanding    Stock    Capital     Price     Earnings  Adjustment   Total
                              -----------   -------   -------     -----     --------  -----------  -----
  Balance, July 31, 1994         12,250       $123    $32,299   ($18,131)    $3,270      ($185)   $17,376
  Net income                         -          -          -          -       1,049         -       1,049
  Tax benefit realized related
    purchase price of Services       -          -          -       1,773         -          -       1,773
  Foreign currency translation       -          -          -          -          -          39         39
                                 ------       ----    -------   --------     ------      -----    -------
  Balance, April 30, 1995        12,250       $123    $32,299   ($16,358)    $4,319      ($146)   $20,237
                                 ======       ====    =======   ========     ======      =====    =======




  The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:          Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of April 30, 1995 and the results of operations, cash flows and changes in stockholders' equity for the interim periods of the fiscal year ending July 31, 1995 ("fiscal 1995") and the fiscal year ended July 31, 1994 ("fiscal 1994") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1994.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Dollar amounts in these notes, except per share data, are expressed in thousands.

NOTE 2:          Acquisitions

Cushman Industries
On September 9, 1994, the Company acquired specified operating assets of Cushman Industries, Inc. ("Cushman"), a company in Chapter 11 bankruptcy, including accounts receivable, inventories, selected machinery and equipment, trademarks and intellectual property from the Cushman Industries Liquidating Trust which had been established for the benefit of Cushman creditors. The purchase price was approximately $3,100 and another $1,900 was incurred for the relocation and consolidation of the Cushman operation into the Company's manufacturing facility in Frankenmuth, Michigan. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net assets acquired of approximately $4,200 has been recorded as intangible assets (primarily engineering drawings) and is being amortized on a straight-line basis over 30 years. Cushman's results of operations are included in the Company's financial statements from the date of acquisition. Cushman manufactures a broad line of manual and power chucks for machine tool workholding applications. The Company conducts this business as part of its Tooling Systems Group.

H.B. Industries, Inc.
On November 30, 1994, the Company acquired all of the outstanding capital stock of H.B. Industries, Inc. which conducts its business as Ed Smith Machinery Sales ("Ed Smith"). Ed Smith sells replacement parts for the Bullard product line of machine tools. The purchase price was approximately $3,000, of which $275 was placed into escrow for a period of one year in order to assure the sellers' indemnification obligations. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net assets acquired of approximately $2,000 was recorded as goodwill and is being amortized on a straight-line basis over a 15 year period. Ed Smith's results of operations are included in the Company's financial statements from the date of acquisition. The business is operated by the Company's Services Group.

Mideastern
On January 23, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Mideastern, Inc. ("Mideastern"). Mideastern rebuilds and provides repair parts and service for a variety of machine tools under the New Britain Machine brand name. The purchase price for this acquisition was approximately $5,300 which consisted of $3,100 cash consideration to the sellers, issuance of a $600 subordinated earnout note to the sellers, stock options (see Note 9), Mideastern debt of $359 repaid by the
Company at closing, closing costs incurred, and liabilities assumed.   The
acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon the fair market value at the date of acquisition. The excess purchase price over net assets acquired of approximately $2,800 was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The results of operations of Mideastern since acquired have been included in the Company's financial statements with the Services Group.

The Company borrowed the funds from its revolving credit agreement to finance these acquisitions.

The following unaudited pro forma financial information has been prepared assuming the acquisitions of Cushman, Ed Smith and Mideastern had occurred as of August 1, 1993.

Pro forma results of operations:
(unaudited - in thousands, except per share data)

                                                                Nine months ended April 30,
                                                              1995                      1994
                                                             -------                   -------
         Net sales                                           $61,127                   $54,897
                                                             =======                   =======
         Net income                                          $ 1,453                   $ 1,608
                                                             =======                   =======
         Net income per common share                         $  0.11                   $  0.13
                                                             =======                   =======
         Average shares outstanding                           13,252                    12,250
                                                             =======                   =======


The pro forma financial information does not purport to be indicative of the results of operations which would have resulted had the acquisitions occurred on August 1, 1993.

NOTE 3:  Inventories

Inventories consisted of:

                                                                     April 30,       July 31,
                                                                       1995            1994
                                                                     ---------       --------
                                                                    (unaudited)
Raw materials                                                       $   885          $   573
Work-in-process                                                       5,258            3,595
Finished goods                                                       15,383           15,101
                                                                    -------          -------
                                                                    $21,526          $19,269
                                                                    =======          =======


NOTE 4:  Property, Plant and Equipment

Property, plant and equipment consisted of:

                                                                     April 30,       July 31,
                                                                       1995            1994
                                                                     ---------       --------
                                                                    (unaudited)
Real property                                                      $ 2,382           $ 1,877
Machinery and equipment                                              9,431             8,163
Capitalized leased assets                                            1,539             1,539
Furniture and fixtures                                               3,263             3,039
                                                                   -------           -------
                                                                    16,615            14,618
Less:    accumulated depreciation
         and amortization                                           (9,667)           (8,278)
                                                                   -------           -------
                                                                   $ 6,948           $ 6,340
                                                                   =======           =======

NOTE 5:          Other Assets

Other assets consisted of:

                                                        April 30,              July 31,
                                                          1995                   1994
                                                        ---------              --------
                                                       (unaudited)
Intangible assets                                        $12,693               $ 8,533
Deferred taxes, net of
    valuation allowance                                    5,840                 2,878
Deferred financing costs                                   1,457                 1,375
Investments carried at equity                                137                   137
Pension assets                                               418                   418
Goodwill                                                   4,835                     -
Other                                                      3,478                 2,010
                                                         -------               -------
                                                          28,858                15,351
Less:  accumulated amortization                           (4,591)               (3,890)
                                                         -------               -------
                                                         $24,267               $11,461
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

NOTE 7:          Income Taxes

The Company's income tax benefit for the three and nine months ended April 30, 1995 includes the release of valuation allowance previously recorded against deferred tax assets, recorded in the second quarter. The total valuation allowance released was $2,962 of which $1,189 was recorded as a tax benefit in the statements of operations and $1,773 was credited to stockholders' equity in the account "Excess purchase price over net assets from the Services Group acquisition."

NOTE 8:          Amendment of Credit Facility and Investment Agreement

Effective January 31, 1995, the Company amended its credit facility with its senior lender and its investment agreement with the holders of its subordinated debentures, subject to final documentation, by modifying the financial covenants, including (i) minimum tangible net worth; (ii) maximum debt to worth ratio; (iii) minimum debt service and capital expenditure coverage; and (iv) maximum total liabilities to cash flow. In addition, the amount the Company may borrow under its revolving credit agreement shall be reserved $750 if the Company's ratio of minimum debt service and capital expenditure coverage is less than 1.0, and reserved $1,500 for the payment of the litigation settlement (Note 6). The amendment was made to reflect the acquisitions (Note 2) and the litigation settlement charge. The Company was in compliance with the amended covenants at January 31, 1995 and April 30, 1995.

NOTE 9:          Stock Options and Stock Purchase Warrants

On December 14, 1994, pursuant to the 1989 Employee Stock Plan ("1989 Plan"), options to purchase 170,000 shares of common stock were granted to certain employees at $1.625 per share, the fair market value on the date of grant. Of these, options to purchase 50,000 shares were granted to William O. Thomas, President and Chief Executive Officer of the Company, and options to purchase 30,000 shares were granted to Lawrence M. Murray, Vice President, Chief Financial Officer of the Company. The options vest and become exercisable in installments of 30% at the end of the first and second years and 40% at the end of the third year, and they terminate ten years from the date of grant. At April 30, 1995, of the 1,000,000 shares authorized for issuance pursuant to awards granted under the 1989 Plan, 934,000 stock options were outstanding. Stock options under the 1989 Plan are not considered in the computation and presentation of income per share data as they are antidilutive.

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

The non-qualified options issued in January 1995 and the 1,000,000 stock purchase warrants issued in May 1994 are dilutive and are included as share equivalents using the treasury stock method in the computation of earnings per share. The share equivalents for the quarter and nine months ended April 30, 1995 are 1,016,000 and 1,002,000, respectively.

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

THREE MONTHS ENDED APRIL 30, 1995 COMPARED TO THREE MONTHS ENDED APRIL 30, 1994. Net sales for the third quarter of fiscal 1995 were $20,959 compared to $16,488 for the third quarter of fiscal 1994, an increase of $4,471, or 27.1%, reflecting increases in all of the Company's operating groups. The increase in net sales by operating group for the third quarter of fiscal 1995 compared to the same prior year period consists of $2,539, or 36.5%, in the Services Group; $927, or 20.9%, in the Tooling Systems Group; and $1,005, or 19.7%, in the Industrial Group. These results include additions from acquired businesses as follows: Cushman added $925 to the Tooling Systems Group; and Ed Smith and Mideastern added $602 and $1,244, respectively, to the Services Group. Excluding the sales added by acquired businesses, the Services Group increased $693, or 10.0%, compared to the third quarter of last year, reflecting increases in its Parts and Remanufacturing operations. The Tooling Systems Group's net sales, excluding the addition from Cushman, were $2 higher than in the third quarter of fiscal 1994. The Industrial Group has continued to have a favorable impact from new product introductions and promotional programs.

Gross profit for the third quarter of fiscal 1995 was $6,214 compared to $5,008 for the third quarter of fiscal 1994, an increase of $1,206, or 24.1%, reflecting increases in each operating group due to internal growth as well as contributions from acquired businesses as discussed above. Gross profit as a percentage of net sales was 29.6% and 30.4% in the third quarter of fiscal 1995 and fiscal 1994, respectively, reflecting declines in each operating group except the Services Group. The Services Group's gross profit as a percentage of net sales improved in its Remanufacturing operation (due to work on higher margin projects booked in fiscal 1995, improved performance and a contribution from Mideastern), partially offset by a decline in its Parts operation (lack of favorable inventory adjustment in fiscal 1995 and increased amortization charges from the acquisitions). The Tooling Systems Group experienced higher manufacturing costs relating to the hiring and training of employees and due to inefficiencies associated with the assimilation of the Cushman operation into the Tooling Systems' Frankenmuth, Michigan facility. The decline in the Industrial Group's gross profit as a percentage of net sales compared to last year is primarily due to higher labor costs due to extensive overtime and certain production inefficiencies caused by key machine breakdowns.

Operating expenses were $4,489, or 21.4 % of net sales, compared to $3,810, or 23.1% of net sales, in the third quarter of fiscal 1995 and fiscal 1994, respectively. Operating expenses for the third fiscal quarter exceeded prior year levels by $679 primarily due to the higher sales volume and costs added by acquired businesses.

Interest expense was $661 in the third quarter of fiscal 1995 compared to $303 in the third quarter of fiscal 1994, an increase of $358. The increase in interest expense is due to higher average outstanding debt balances, primarily attributable to acquisitions (see Note 2) and higher effective interest rates, particularly on the Company's subordinated debentures which were issued in May 1994.

The provision for income taxes for the three months ended April 30, 1995 was $417, an effective rate of 42%, compared to no income tax expense for the same period of the prior year due to the realization of a refund on prior year taxes during the quarter.

NINE MONTHS ENDED APRIL 30, 1995 COMPARED TO NINE MONTHS ENDED APRIL 30, 1994. Net sales for the nine months ended April 30, 1995 were $57,931 compared to $47,873 for the nine months ended April 30, 1994, an increase of $10,058, or 21.0%. Businesses acquired in fiscal 1995 added $4,874 to net sales with Cushman contributing $2,343 to the Tooling Systems Group, and Ed Smith and Mideastern adding $1,021 and $1,510, respectively, to the Services Group. Excluding the addition from acquisitions, net sales for the nine months ended April 30, 1995 increased $5,184, or 10.8%, compared to the nine months ended April 30, 1994. Excluding net sales from fiscal 1995 acquisitions, each operating group improved as follows: Services Group increased $1,661, or 8.0%; Tooling Systems Group increased $478, or 3.7%; and the Industrial Group increased $3,045, or 21.2%. All operating groups have benefited from promotional programs and new products in addition to the strong economy during this time.

Gross profit for the nine months ended April 30, 1995 was $16,182 compared to $13,714 for the same prior year period, an increase of $2,468, or 18.0%, reflecting improvements in each operating group due to higher volume and contributions from acquired businesses. Gross profit as a percentage of net sales was 27.9% for the nine months ended April 30, 1995 compared to 28.6% for the nine months ended April 30, 1994, reflecting no change for the Industrial Group and a slight decline in the Services Group, partially offset by an improvement in the Tooling Systems Group's gross profit as a percentage of net sales.

Operating expenses were $12,382, or 21.4% of net sales, and $11,249, or 23.5% of net sales, for the nine months ended April 30, 1995 and 1994, respectively, a $1,133, or 10.1%, increase. The increase is attributable to higher sales volume and costs added from acquired businesses.

The Company recorded a $1,500 litigation settlement charge in the second quarter of fiscal 1995, or $0.11 loss per common share on a pre-tax basis. The Company has agreed to pay $1,500 in cash, subject to final documentation, to settle a civil suit filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc. in September 1988 and March 1990. The Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in the suit. While management believes the allegations in the lawsuit were without merit, the Company agreed to the settlement to avoid significant continuing litigation costs. See "Legal Proceedings."

Interest expense was $1,775 for the nine months ended April 30, 1995 compared to $902 for the same period last year, an increase of $873. The increase in interest expense is attributable to higher outstanding debt balances, primarily due to acquisitions (see Note 2) and higher effective interest rates, particularly on the Company's subordinated debentures which were issued in May 1994.

Income tax benefit was $729 compared to income tax expense of $249 for the nine months ended April 30, 1995 and 1994, respectively. The income tax benefit is primarily due to the Company's release in the second quarter of fiscal 1995 of $2,962 of its valuation allowance previously recorded against deferred tax assets. This amount was released based on expectations of continued profitability. Of the released valuation allowance, $1,189 was included in the benefit for income taxes on the statement of operations and $1,773 was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

Effective August 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits" under which employers must recognize the cost of benefits provided to former or inactive, but not retired, employees. If the benefits accumulate or vest, the cost must be recognized over the service life of the employee.
The impact of adoption was not material to the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,386 for the nine months ended April 30, 1995 compared to $1,310 for the nine months ended April 30, 1994.

Capital expenditures were $650 in the first nine months of fiscal 1995 compared to $819 in the same prior year period. As of April 30, 1995, the Company had no material commitments for specific capital expenditures.

The Company has agreed to pay $1.5 million in cash, expected to be paid during the fourth quarter of fiscal 1995, to settle a civil suit filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc. See "Legal Proceedings."

Cash was used to acquire specified assets of Cushman Industries, Inc., and its relocation from Hartford, Connecticut and consolidation into the Company's Tooling Systems' facility in Frankenmuth, Michigan, for the purchase of H.B. Industries, Inc. and for the purchase of substantially all of the assets of Mideastern, Inc.

The balance outstanding under the Company's revolving credit agreement was $9,818 at April 30, 1995 compared to $0 at July 31, 1994. Long-term debt, including current maturities, was $15,927 and $16,405 at April 30, 1995 and July 31, 1994, respectively. The Company's total indebtedness was $25,745 and $16,405 at April 30, 1995 and July 31, 1994, respectively, an increase of $9,340. Borrowings under the revolving credit agreement were used primarily to finance acquisitions.

The Company's revolving credit agreement permits borrowings of up to $15,000 subject to collateral maintenance requirements. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit and as described in Note 8, a $750 reserve, if applicable, and a $1,500 reserve for payment of the litigation settlement. Unused borrowings available at April 30, 1995 were $3,726, which includes reserves of $1,500.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 4, 1993, the Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in a civil suit filed in the United States District Court for the Northern District of Illinois, Western District. The suit was filed by a committee of unsecured creditors of DeVlieg, Inc., a company in Chapter 11 proceedings in the Bankruptcy Court for the Northern District of Illinois, and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc. in September 1988 and March 1990. The Company agreed to settle this suit, subject to final documentation, for $1.5 million in cash. The settlement is effective as to the Company and each of its present and former officers and directors party to the suit. The $1.5 million payment is expected to be made during the fourth quarter of fiscal 1995.

On March 2, 1992, a purported class action suit was filed in the United States District Court for the District of Connecticut against the Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors. The suit alleges violations of the federal securities laws and state and federal common law in connection with alleged misrepresentations and omissions made by the Company in connection with its initial public offering in March 1990 and in certain reports later issued by the Company. To date, the United States District Court for the District of Connecticut has not certified the class of plaintiffs in the referenced action. By ruling dated September 7, 1994, the court granted that portion of the defendants' motion to dismiss certain parties to the suit based on a claim that any of them were secondarily liable for having aided and abetted an alleged securities fraud violation based on Rule 10b-5 and Section 10(b) of the Securities Exchange Act of 1934. The court denied the remainder of the motion to dismiss. While management believes the allegations are without merit and is defending the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgment on the results of operations and/or financial condition of the Company. The Company has, therefore, made no accrual for any such settlement, adverse judgment or costs of adjudication (other than accrual for certain pre-trial costs). Certain costs estimated to be incurred in defending the suit have been accrued.

The Company is also involved in litigation and proceedings, including product liability claims, in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company, after taking into account any proceeds of available insurance.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27                  Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         During the quarter ended April 30, 1995, the Company filed the following reports on Form 8-K:

         Date of Report:     February 3, 1995, as amended by Form 8-K/A filed March 22, 1995 (item  2).  The Form 8-K/A included the following:

                             (a)  Financial Statements of business acquired:
                             Report of Independent Accountants
                             Balance Sheets of Mideastern, Inc. as of December 31, 1994 and 1993
                             Statements of Operations and Retained Earnings of Mideastern, Inc. for the
                                  years ended December 31, 1994 and 1993
                             Statements of Cash Flows of Mideastern, Inc. for the years ended
                                  December 31, 1994 and 1993
                             Notes to Financial Statements

                             Report of Independent Accountants
                             Balance Sheet of Mideastern, Inc. as of December 31, 1992
                             Statement of Operations and Retained Earnings of Mideastern, Inc. for the
                                  year ended December 31, 1992
                             Statement of Cash Flows of Mideastern, Inc. for the year ended December 31, 1992
                             Notes of Financial Statements

                             (b)  Pro forma financial information:
                                  The pro forma combined financial statements give effect to the acquisitions by the Company of
                                  Mideastern, Inc., Cushman Industries and H.B. Industries, Inc. as if the acquisitions had taken place on August 1, 1993.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DeVlieg-Bullard, Inc.
                                   ---------------------
                                   (Registrant)



Date:  May 30, 1995           By:  /s/Lawrence M. Murray
       ------------                ------------------------
                                   Vice President and Chief
                                   Financial Officer