Form 10-K
period 1995-07-31
DEVLIEG BULLARD INC
filed 1995-10-10
CIK 858710

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13
                         OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended July 31, 1995
                       Commission file number: 0-18198

                            DeVlieg-Bullard, Inc.
           --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     Delaware                       62-1270573
           --------------------------------------------------------
           (State of incorporation)              (I.R.S. employer
                                                identification no.)

       One Gorham Island, Westport, Connecticut              06880
       --------------------------------------------------------------
       (Address of principal executive offices)            (Zip code)

      Registrant's telephone number, including area code: 203-221-8201
                                                          ------------
         Securities registered pursuant to Section 12(b) of the Act:
                                    None
                            --------------------

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
             --------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [ ]

At July 31, 1995, the aggregate market value of the voting stock held by nonaffiliates was approximately $14,839,000. The market value calculation was determined using the closing price of registrant's common stock on August 31, 1995, as reported on the NASDAQ National Market System, and assumes all shares beneficially owned by executive officers and members of the Board of Directors of the registrant are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

DeVlieg-Bullard, Inc., had 12,250,000 shares of common stock outstanding at August 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE





                                                Documents from which portions are
Part of Form 10-K                                   incorporated by reference
-----------------                               ---------------------------------
      III                                       Proxy Statement relating to the Company's Annual
                                                Meeting of Stockholders on December 13, 1995

                                     PART I

ITEM 1.  BUSINESS

GENERAL

DeVlieg-Bullard, Inc., (the "Company") is a diversified industrial concern specializing in servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools. In addition, the Company produces high quality stationary power tools for use in the woodworking and metalworking industries. Considered together, these businesses provide a diversified line of original equipment and aftermarket machine tool services and products ranging from highly automated remanufactured machine tools to replacement parts. The Company also produces a variety of power tools for niche industrial markets.

The Company, headquartered in Westport, Connecticut, conducts its business through the Services Group, Tooling Systems Group and Industrial Group in facilities located in California, Connecticut, Illinois, Michigan, Ohio, Pennsylvania, Tennessee, the United Kingdom and Germany. The organizational structure is illustrated in the following chart:


                                              DEVLIEG-BULLARD, INC.
                                              ---------------------


              ------------------------------------------------------------------------------------------
       SERVICES GROUP                            TOOLING SYSTEMS GROUP                           INDUSTRIAL GROUP
       --------------                            ---------------------                           ----------------


For financial information on the Company's business segments, see Note 19 of Notes to the Company Financial Statements.

The Services Group provides repair and replacement parts, field service, rebuild, retrofit and remanufacturing services predominantly for the DeVlieg, Bullard, White-Sundstrand, New Britain Machine, Rockford, Futurmill, Brown & Sharpe, and American Tool brand machine tools. The Services Group conducts its operations at facilities located in Cypress, California; Cromwell, Connecticut; Rockford, Illinois; Madison Heights, Michigan; Abbottstown, Pennsylvania; and Twinsburg, Ohio.

The Tooling Systems Group ("Tooling Systems") manufactures precision tool holding devices, boring tools and electronic tool management systems used in manual and computer numerically controlled ("CNC") machine tools. These products are marketed under the Universal Engineering, DeVlieg-Microbore and Cushman Industries tradenames primarily to the automotive, aerospace, defense, construction and farm equipment industries. Tooling Systems conducts its operations at facilities in Frankenmuth and Gladwin, Michigan; Luttersworth, England; and through a 50% owned joint venture in Bielefeld, Germany.

The Industrial Group, consisting of the Company's Powermatic Division ("Powermatic"), produces high quality, stationary power tools, including table saws, shapers, bandsaws, drill presses, planers and jointers for use in the woodworking and metalworking industries. In August 1992, Powermatic sold its automated line of industrial routers. Powermatic conducts its operations in two facilities located in

McMinnville, Tennessee. In November 1992, the Company sold the assets of its Penberthy, Inc. subsidiary, which had operated within the Industrial Group, to Penberthy Products, Inc. See Note 4 of Notes to the Company Financial Statements.

RECENT DEVELOPMENTS

On September 15, 1995, the Company announced that it had entered into a stock purchase agreement with Acme-Cleveland Corporation to acquire all of the outstanding stock of the National Acme Company, a subsidiary of Acme-Cleveland Corporation. The Company expects to consummate the acquisition during the first quarter of fiscal 1996. The Company will pay $9.6 million in cash and assume all liabilities related to the business.

National Acme, located in Cleveland, Ohio, is the leading manufacturer of Acme-Gridley(R) multiple spindle bar and chucking machines, as well as a supplier of related after-market parts and service. National Acme's standard product offerings include over twenty different machine models. In addition, National Acme offers a broad array of after-market products and services, including repair parts, replacement tooling, retrofit upgrade kits and training and service contracts. National Acme's sales through three quarters of fiscal 1995 totaled $27.3 million and for fiscal 1994 were $30.7 million.

BUSINESS STRATEGY AND MARKET DEVELOPMENT

The Company's business strategy is to capitalize on the opportunities for growth in its core businesses by increasing its penetration of existing markets through acquisitions and expanding into new markets by introducing new products and services.

SERVICES GROUP

As a primary provider of aftermarket services for a large installed base of machine tools, the Company believes it has a strong competitive position in providing replacement parts, field repair and remanufacturing services for the DeVlieg, Bullard, White-Sundstrand, Brown & Sharpe, American Tool, Futurmill, Rockford and New Britain Machine tradenames. However, the installed base of these machine tools is expected to decrease gradually over time as older machine tools historically serviced by the Company are retired from service. The Services Group's business strategy includes expanding to other machine tool brands, by acquiring other machine tool companies and by introducing engineered productivity improvements which prolong the life of installed base equipment.

On November 30, 1994, the Company purchased H.B. Industries, Inc. which conducts its business as Ed Smith Machinery Sales. The acquisition complements the Company's existing line of Bullard products, parts and services and strengthens the Services Group's position in the automotive market. See Note 3 of Notes to the Company Financial Statements.

On January 23, 1995, the Company acquired essentially all of the assets of Mideastern, Inc. which has been an important provider of field and remanufacturing services and aftermarket replacement parts for New Britain Machine automatic screw machines since it was founded in 1986. The acquisition of Mideastern, Inc., and the addition of its four former owners, strengthens the Services Group's New Britain Machine parts remanufacturing capability and adds field service expertise to the services provided to the New Britain Machine customer base. See Note 3 of Notes to the Company Financial Statements.

The Company acquired the assets of the grinding machine business of Brown & Sharpe in March 1993. The acquisition included inventory, fixed assets and intellectual property used to provide replacement parts, field service and remanufacturing to the current installed base of Brown & Sharpe grinders and machine centers. See Note 3 of Notes to the Company Financial Statements.

The Company has historically maintained a large inventory of replacement parts for the DeVlieg, Bullard, White-Sundstrand, American Tool, Futurmill, Rockford and New Britain Machine tradenames. The Company currently maintains only those replacement parts which are in high demand and manufactures to order all other replacement parts. Management believes this strategy has increased operating efficiencies while not materially affecting its competitive position with respect to such tradenames. See "Business - Competition."

TOOLING SYSTEMS GROUP

The primary strategy for Tooling Systems is to gain market share in its product lines through the continued emphasis on the acquisition of additional tooling companies and providing superior customer service, including product quality, delivery and application engineering. To further its ability to distribute Microbore products, Tooling Systems opened a sales and warehousing facility in the United Kingdom in fiscal 1991 and began distribution in Mexico during fiscal 1993 and in Asian markets during fiscal 1995. New product introductions have enhanced Tooling Systems' product offerings and are important to its market development.

In September 1994 the Company acquired certain assets of Cushman Industries, Inc., a manufacturer of work holding devices including manual chucks, power chucks and special order work holding systems. This product line is expected to become an important contributor to the Tooling Systems Group. See Note 3 of Notes to the Company Financial Statements.

INDUSTRIAL GROUP

Powermatic enjoys strong name recognition and a reputation for quality among its customers. Powermatic expects to capitalize on these strengths by continuing to extend its line of woodworking machinery intended for the light industrial market and the home hobbyist.

OPERATING GROUPS

SERVICES GROUP

The Services Group provides repair and replacement parts, field service, rebuild, retrofit and remanufacturing services through its Parts Operation and Rebuild Operation.

Parts Operation. The Parts Operation provides aftermarket services, consisting of repair and replacement parts, predominantly for the DeVlieg, Bullard, White-Sundstrand, New Britain Machine, Rockford, Futurmill, Brown & Sharpe, and American Tool brand machine tools.

Parts are sold primarily through direct customer contact. The Parts Operation employs a technically-oriented customer service group composed of thirteen customer service representatives and seven technical support personnel. Because of the age, variety and technical complexity of the machine tool population, identification of replacement parts or repair solutions requires technically qualified employees who are familiar with the products served. Products are marketed to over 5,000 active customers, consisting primarily of aerospace and defense contractors, automotive and transportation equipment manufacturers, farm equipment builders, manufacturers of industrial equipment and precision tool and die shops located throughout the United States and overseas.

The Parts Operation's warranty policy covers all of its aftermarket products and services and generally provides a 90- day warranty on defects in materials and a 30-day warranty on defects in workmanship for replacement parts.

Remanufacturing Operation. The Remanufacturing Operation provides field service, rebuild, retrofit and remanufacturing services for numerous brands of machine tools, including DeVlieg, Bullard, White-Sundstrand, New Britain Machine, Rockford, Futurmill, Brown & Sharpe, and American Tool brands. The remanufacture of a machine tool, typically consisting of replacing worn parts and components, realigning the machine, and adding updated CNC capability and electrical and mechanical enhancements, generally takes four to six months to complete. Once completed, a remanufactured machine is a "like new" state-of-the-art machine at approximately 50% of the cost of a replacement machine.

The Remanufacturing Operation employs approximately 80 persons including more than 30 field service engineers. The technical complexity and variety of product enhancements that relate to rebuilding, retrofitting and remanufacturing machine tools require highly skilled sales, engineering and assembly personnel. The Remanufacturing Operation's services are sold through direct sales personnel, numerous nonexclusive distributors located throughout the United States and direct customer inquiries.

The Remanufacturing Operation's warranty policy covers all newly manufactured and remanufactured products and generally provides a one-year parts and labor warranty.

TOOLING SYSTEMS GROUP

Tooling Systems manufactures precision tool holders, boring tools, electronic tool management systems and work holding chucks for use in tooling a wide range of metal cutting machine tools and machining centers, including manual, multiple spindle and general purpose machines along with CNC machining centers, with and without automatic tool changers, and all types of lathes. Tooling Systems includes the product offerings of Universal Engineering, DeVlieg-Microbore and Cushman Industries. These product names have been continuously present in their markets for over 50 years.

Tool Holders. The primary focus of Tooling Systems is on the design and manufacture of precision engineered tool holders and accessories. The products are used in metal cutting machine tools, including tooling for manual machines, proprietary Kwik Switch tooling systems, tooling systems for high production dial and transfer machines, and tooling for CNC machining centers. Tool holders and accessories provide the link between the drive shaft and the cutting surface of machine tools, and are required to hold tolerances of up to
 .0001 of an inch.  The selling prices for tool holders range from $50 to $800.

Boring Tools. Through its Microbore product line, Tooling Systems provides an expanded line of standard and custom designed adjustable cartridge-type boring tools used to cut, drill or bore metal and other parts. The Microbore product line of boring tools provides rigidity and allows for rapid dimensional changes while maintaining precise tolerance levels. The selling prices for boring tools range from $125 to $10,000.

Electronic Tool Management Systems. Tooling Systems also supplies electronic tool management systems, consisting of optical preset machines, which utilize photosensitive reading heads to determine the length and diameter of the tool boring set. Employing custom designed software packages, these machines preset and provide inventory control and a range of data for tooling away from the machining center, thereby assuring fast, accurate set-up and changeovers on CNC machining centers. The selling prices for these products are from $15,000 and up.

Work Holding Systems. Through its newly acquired Cushman product line, Tooling Systems supplies Cushman chucks and work holding products to assist customers with holding parts and tools. Chucks and work holding products range from manual and power chucks, super spacers, jaws, as well as special designs and rebuild services. The selling prices of chucks range from $500 to $50,000.

Products offered by Tooling Systems are sold to users of precision metal cutting machine tools, including the automotive, aerospace, defense, construction and equipment manufacturing industries. The automotive industry is Tooling Systems' largest customer source, representing approximately 40% of Tooling Systems' net sales in fiscal year 1995. Tooling Systems provides its customers with a range of catalog products as well as special engineered products. In this regard, Tooling Systems employs six engineers to work directly with customer design engineers and purchasing agents to provide solutions for unique tooling applications.

Substantially all of Tooling Systems' product line is sold by approximately 350 nonexclusive distributors located throughout the United States. A direct sales force assists the distributors and sells a portion of the product line directly to original equipment manufacturers. Tooling Systems' direct sales force is paid a salary plus commission.

Tooling Systems offers no express warranty with respect to its tool holders and boring tools. With respect to its electronic tool management systems, Tooling Systems' warranty policy provides a one-year warranty on parts and labor for defects of workmanship or material.

The basic raw material employed in the manufacturing process used by Tooling Systems is steel bar stock, which is available from a number of sources. Tooling Systems is not dependent on any one supplier and has not experienced difficulty in obtaining necessary raw materials.

INDUSTRIAL GROUP

POWERMATIC. Powermatic manufactures and markets a broad line of high quality, stationary power tools, and related replacement parts and accessories, each used primarily in the woodworking and metalworking industries. Powermatic offers a line of stationary tools for both industrial use and for home hobbyists (the "Artisan" line).

Industrial Product Line. The primary focus of Powermatic is on the design, manufacture and distribution of high quality, manually operated stationary woodworking power tools and repair parts, including table saws, shapers, bandsaws, drill presses, planers and jointers. Powermatic's industrial product line is marketed primarily to manufacturers of millwork items, cabinetry and furniture as well as educational and institutional markets for use in industrial arts and vocational training. Powermatic also produces a line of manually operated stationary metalworking machines and related replacement parts and accessories. These products are marketed primarily to machine, maintenance and tool and die shops.

During fiscal 1995, approximately 75% of the products comprising the industrial line were designed and manufactured by Powermatic. The remaining industrial products are manufactured to Powermatic's specifications by firms located in Taiwan, Italy and the United States. The Company believes there are alternative sources of supply for its industrial line products. The selling prices for Powermatic's industrial line products range from $500 to $20,000.

Artisan Product Line. The Artisan product line was introduced in February 1989 with five high quality, stationary woodworking power tools primarily for the light industrial market and the home hobbyist. Today, the Artisan product line consists of ten different woodworking products. These products are manufactured by Taiwanese suppliers to Powermatic's specifications. The Company believes there are alternative sources of supply for its Artisan product line. The selling prices for Powermatic's Artisan line products range from $100 to $1,200.

Powermatic's Industrial and Artisan product lines are sold through approximately 600 distributors located throughout the United States. Powermatic's district sales managers are paid a salary plus commission and its manufacturing representatives are paid on a commission-only basis. Powermatic's warranty policy covers all of its manufactured products and generally provides a warranty on parts and labor of one year or 2,000 hours of use, whichever occurs first.

SEASONALITY

The Company's business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in December due to plant closings during the holidays and in the summer months due to customer shutdowns, vacations and less activity from the home hobbyist.

COMPETITION

SERVICES GROUP

The market for aftermarket products and services for the machine tools serviced by the Company is competitive, with competition from numerous independent parts, service and rebuild suppliers with various sales and resource levels. Management believes the Company has a competitive advantage with respect to the DeVlieg, Bullard, White-Sundstrand, New Britain Machine, Rockford, Futurmill, Brown & Sharpe and American Tool brand machine tools since the Company owns an estimated 200,000 drawings and all other documents and customer lists related to such machine tools, and employs skilled personnel who have been trained for and have experience with these products. As a result, management believes the Services Group has a dominant market share with respect to providing services for these brands of machine tools.

Principal competitive factors for the Services Group's products and services are customer service and technical support, delivery times, price and proprietary technology.

TOOLING SYSTEMS GROUP

The market for Tooling Systems' product lines is highly competitive. There are a number of companies which manufacture precision tool holding devices and other products within Tooling Systems' product lines that have greater sales and financial resources than the Company. However, management believes that Tooling Systems is one of the largest domestic manufacturers whose primary focus is on the design and manufacture of precision tool holding, boring, electronic tool management system and work holding products. Principal competitive factors for precision tooling products are product quality, delivery, service and price.

INDUSTRIAL GROUP

The market for Powermatic products is also highly competitive, with substantial competition from both domestic and foreign manufacturers, many of which have significantly greater sales and financial resources than the Company.
Principal competitive factors for Powermatic's product lines include product quality, delivery, service and price.

PATENTS AND TRADEMARKS

The Company possesses rights to over 200 domestic and foreign patents and trademarks relating to its businesses. While the Company considers its patents and trademarks important in the operation of its business, its business is not dependent on any single patent or trademark or group of patents or trademarks. However, the Company considers the following trademarks to be important to its business: American Tool(R), Artisan(R), Belsaw(R), Brown & Sharpe(R), Bullard(R), Cushman(R), DeVlieg(R), Futurmill(R), Microbore(R), New Britain Machine(R), Powermatic(R), Universal Engineering(R) and White-Sundstrand(R). The Company licenses the White-Sundstrand(R) trademark from Sundstrand Corporation under an agreement which will expire in 2008. The Company sublicenses the Belsaw(R) trademark from C.B. Tool & Supply, Inc. under an agreement which will expire in 2001. The Company licenses the Brown & Sharpe(R) trademark from Brown & Sharpe Manufacturing Company under an agreement which expires in 1998.

The DeVlieg(R) and Microbore(R) trademarks are licensed from D.V. Associates, L.P. pursuant to a license agreement, and the Company's rights thereto are subject to its payment of certain license fees. The Company holds an option to purchase such trademarks from D.V. Associates, L.P.

EMPLOYEES

As of July 31, 1995, the Company had approximately 625 employees, of whom approximately 370 were hourly employees and 255 were salaried employees. Approximately 145 hourly employees at the Tooling Systems Group in Frankenmuth, Michigan are covered by a collective bargaining agreement expiring in May 1997. Approximately 135 hourly employees at the Powermatic Division in McMinnville, Tennessee are covered by a collective bargaining agreement expiring July 1, 1998.

ENVIRONMENTAL MATTERS

The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly evolving and the Company cannot predict accurately the effect they will have on the Company in the future. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the implementing regulations have not been finalized. Even where regulations have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditures. The Company cannot accurately predict what capital expenditures, if any, may be required.

Management believes that all operations conducted by the Company are in all material respects in compliance with all applicable laws and regulations relating to environmental matters.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers of the Company:

            Name                                 Age                         Position with Company
            ----                                 ----                        ---------------------
   William O. Thomas                              54               President and Chief Executive Officer and
                                                                   Director
   Lawrence M. Murray                             53               Vice President and Chief Financial Officer

Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors. There are no family relationships among any officers.

The following is a brief summary of the business experience of the executive officers of the Company:

William O. Thomas has been a Director of the Company since 1986 and served as its Chairman from 1986 to December 1989 and served as its Vice Chairman from December 1989 until March 2, 1992. Effective March 2, 1992, Mr. Thomas was elected President and Chief Executive Officer of the Company. Mr. Thomas is currently a Director of Sanitas, Inc. He received his B.S. degree from Purdue University.

Lawrence M. Murray was elected as Vice President, Chief Financial Officer and Secretary of the Company effective June 15, 1992, and has served in these capacities since then, except that, effective December 15, 1993, he resigned as Secretary and was elected Assistant Secretary. From 1985 until 1992, Mr.

Murray served as Vice President and Chief Financial Officer of Sanitas, Inc. He is currently a Director of Sanitas, Inc. Mr. Murray received his B.S. and M.B.A. degrees from Indiana University.

ITEM 2.  PROPERTIES

The Company, headquartered in Westport, Connecticut, conducts its operations at facilities located in California, Connecticut, Illinois, Michigan, Ohio, Pennsylvania, Tennessee, the United Kingdom and Germany (50% owned joint venture). The Company currently operates one shift a day, five days a week with workforce and workweek adjustments as required. Management believes that the Company's facilities are in good condition and provide adequate capacity to meet the Company's needs for the foreseeable future. The following table sets forth certain information relating to the Company's principal facilities:

                                                 Approx.                                        Owned/Leased
                                              Floor Area                                        (Expiration
 Location                                     in Sq. Ft.        Principal Uses                  Date if Leased)
 --------                                     ----------        --------------                  ---------------
 DEVLIEG-BULLARD, INC.
   Westport, CT                                    5,300   Corporate Headquarters               Leased (2002)

 SERVICES GROUP:
   Parts Operation:
   ---------------
   Rockford, IL                                   60,000   Administrative offices;              Leased (1996)
                                                           warehousing of repair parts

   Madison Heights, MI                            10,000   Warehousing of repair parts          Leased (1995)

   Rebuild Operation:
   -----------------
   Twinsburg, OH                                  50,000   Remanufacturing                      Leased (2002)

   Abbottstown, PA                                13,000   Remanufacturing; field service       Owned
                                                           support and sales; administrative
                                                           offices
   Cromwell, CT                                   44,600   Administrative offices;              Leased (1997)
                                                           remanufacturing
   Cypress, CA                                     3,000   Field Service Support and Sales      Leased (monthly)
 TOOLING SYSTEMS GROUP:
   Frankenmuth, MI                               100,000   Administrative offices; design       Leased (2006)
                                                           and manufacture of tooling
                                                           products
   Gladwin, MI                                    40,000   Manufacturing, shipping and          Owned
                                                           assembly
   Luttersworth, UK                                8,500   Sales offices, warehousing of        Leased (1997)
                                                           repair parts
 INDUSTRIAL GROUP:
   Powermatic:
   ----------
   McMinnville, TN                               217,200   Administrative offices and           Leased (2006)
                                                           manufacturing

   McMinnville, TN                                59,800   Foundry; administrative offices;     Leased (2006)
                                                           and production

ITEM 3.  LEGAL PROCEEDINGS

On August 4, 1993, the Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in a civil suit filed in the United States District Court for the Northern District of Illinois, Western District. The suit was filed by a committee of unsecured creditors of DeVlieg, Inc., a company in Chapter 11 proceedings in the Bankruptcy Court for the Northern District of Illinois, and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc. in September 1988 and March 1990. The Company settled this suit in the second quarter for $1.5 million, which was paid during the fourth quarter of fiscal 1995.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the NASDAQ Stock Market under the symbol "DVLG." The following table sets forth the high and low sales prices for the shares of common stock as reported in the NASDAQ National Market System for each quarterly period of the last two fiscal years.

                                                                               High          Low
                                                                               ----          ---
   For Fiscal Year 1995
   --------------------
   Quarter ended:                             July 31                          $2.125        $1.25
                                              April 30                          2.50          1.625
                                              January 31                        1.875         1.375
                                              October 31                        2.00          1.125

   For Fiscal Year 1994
   --------------------
   Quarter ended:                             July 31                          $2.25         $1.50
                                              April 30                          3.00          2.00
                                              January 31                        3.875         2.625
                                              October 31                        3.25          1.75


The Company has not declared any cash dividends on the common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors. The declaration of dividends is subject to certain restrictive covenants contained in the Company's loan agreements. See Notes 9 and 10 of Notes to the Company Financial Statements.

The Company had 149 holders of record (not including individual participants in securities position listings) of its common stock as of July 31, 1995, representing approximately 1,000 individual participants.

The transfer agent and registrar for the common stock is The First National Bank of Boston.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical data presented for each of the five years in the period ended July 31, 1995, and as of the end of each of the five years in the period ended July 31, 1995, are derived from the Company Financial Statements. The following data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data."

                                                                 DEVLIEG-BULLARD, INC. (b)
                                                           (in thousands, except per share data)
                                          1995 (a)      1994        1993 (c)     1992 (d)    1991 (e)
                                          --------      ----        --------     --------    --------
RESULTS OF OPERATIONS (B):
Net sales                                 $ 78,150    $ 63,619     $ 58,604     $ 64,268     $77,537
Gross profit                                22,155      18,079       18,111       13,338      23,540
Operating profit (loss)                      5,243       2,790        3,521       (5,925)      2,388
Nonrecurring expenses                        1,500           -            -        6,392           -
Income (loss) from continuing
operations                                   3,405       2,832        2,821      (12,372)      3,383
  before interest and taxes
Income (loss) from                           1,393       1,579        1,652      (13,583)        360
  continuing operations
Net income (loss)                            1,393       1,579        7,490      (10,838)      2,170
Income (loss) per common share:
  Continuing operations                   $   0.11    $   0.13      $  0.13     $  (1.16)    $  0.01
  Net income (loss)                           0.11        0.13         0.61        (0.94)       0.16
Average common shares and
  equivalents outstanding                   13,257      12,436       12,250       12,250      12,250
ASSETS AND CAPITAL:
Total current assets                       $36,321     $33,462      $30,030      $33,747     $44,181
Property, plant and equipment                6,876       6,340        6,637        7,899       8,200
Total assets                                66,232      51,263       45,056       48,903      62,656
Revolving credit agreement                  12,115           -       10,811       15,247      16,204
Total current liabilities                   25,490      12,474       23,305       37,724      34,591
Long-term debt                              13,639      14,577        2,949        1,003       7,978
Total liabilities                           45,662      33,887       33,627       39,755      43,094
Stockholders' equity                        20,570      17,376       11,429        9,148      19,562

(a) On September 9, 1994, the Company acquired specified assets of Cushman Industries, Inc. On November 30, 1994, the Company acquired H.B. Industries, Inc. On January 23, 1995, the Company acquired substantially all of the assets of Mideastern, Inc. These acquisitions were accounted for as purchases. See Note 3 of Notes to the Company Financial Statements.

    Fiscal 1995 also includes nonrecurring charges of $1,500 for a litigation settlement (see "Item 3 - Legal Proceedings").

(b) On November 24, 1992, the Company sold the assets of its Penberthy, Inc. subsidiary. Accordingly, Penberthy has been reflected as a discontinued operation for periods presented and fiscal 1993, 1992 and 1991 results of operations have been restated but assets and capital have not been restated. See Note 4 of Notes to the Company Financial Statements.

(c) Effective August 1, 1992, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, the Company recorded a one-time, non-cash charge of $4,588 representing the cumulative effect of this accounting change and increased expenses for postretirement benefits by $191 for the 1993 fiscal year. Also, effective August 1, 1992, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes." See Note 2 of Notes to the Company Financial Statements.

    On March 23, 1993, the Company acquired the Brown & Sharpe grinding machine business from Brown & Sharpe Manufacturing Company. The acquisition was accounted for as a purchase. See Note 3 of Notes to the Company Financial Statements.

(d) Fiscal 1992 includes nonrecurring charges of $6,392 related to certain restructuring activities. Additionally, charges of $3,545 related to inventory obsolescence were included in cost of sales.

(e) On September 21, 1990, the Company acquired New Britain Machine from Litton Industrial Automation Systems, Inc. The acquisition was accounted for as a purchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company, including its Services, Tooling Systems and Industrial operating groups. Dollar amounts are expressed in thousands.

OVERVIEW OF RESULTS
Fiscal 1995 was a year of growth in sales and earnings for the Company. The Company also continued to benefit from the cost reduction and process improvement programs undertaken in fiscal years 1992-1995. In addition to modest growth in the Company's operating groups, three important acquisitions were added during the year which contributed $7,650 in sales to the overall results.

ACQUISITIONS  (See Note 3 of Notes to the Company Financial Statements)
On September 9, 1994, the Company acquired certain assets of Cushman Industries, Inc. The acquisition is another step towards the Company's goal of enhancing its position by seeking out technology that will strengthen the Company's overall product offering and technical support. The Cushman product line will be manufactured and marketed by the Tooling Systems Group.

On November 30, 1994, the Company purchased H. B. Industries, Inc. (Ed Smith). The acquisition increased the Company's market share of replacement parts for Bullard machines. The major increase in market penetration occurred in the automotive sector with particular emphasis in the multiple spindle machines. This acquisition will increase the Services Group's ability to provide a full range of parts for the entire Bullard line.

On January 23, 1995, the Company acquired substantially all of the assets of Mideastern, Inc. The acquisition increased parts sales for New Britain Machines by approximately 35% and positioned the Services Group as the most significant source of replacement parts for the New Britain product line. In addition, the acquisition increased the Services Group's capacity to provide experienced field service support to the Company's customers.

RESULTS OF OPERATIONS
The following table sets forth selected items from the Statements of Operations as a percentage of the Company's net sales for the periods indicated. The discussion which follows should be read in conjunction with the Company's Financial Statements and Notes thereto.

                                                           Fiscal year ended July 31,
                                                          1995         1994         1993
                                                          ----         ----         ----
Net sales                                                100.0%       100.0%       100.0%
Cost of sales                                             71.6         71.6         69.1
Gross profit                                              28.4         28.4         30.9
Operating expenses                                        21.6         24.0         24.9
Operating profit                                           6.7          4.4          6.0
Nonrecurring items                                         1.9          -            -
Income from continuing operations                          1.8          2.5          2.8
Income from discontinued operations                        -            -           17.8
Cumulative effect of accounting changes (a)                -            -           (7.8)
Net income                                                 1.8          2.5         12.8

(a) Fiscal 1993 includes a $4,588 charge representing the cumulative effect of adoption of SFAS 106. See Note 2 of Notes to the Company Financial Statements.

FISCAL 1995 COMPARED TO FISCAL 1994.

SALES
Net sales for fiscal 1995 were $78,150 compared to $63,619 for fiscal 1994, an increase of $14,531, or 22.8%, reflecting increases in all of the Company's operating groups. The increase in net sales by operating group consists of $6,653, or 23.7%, in the Services Group; $4,369, or 25.9%, in the Tooling Systems Group; and $3,509, or 18.8%, in the Industrial Group. The Industrial Group increase is especially noteworthy given that a three-week strike reduced sales by an estimated $700 during the fourth quarter of fiscal 1995. The Industrial Group entered into a new collective bargaining agreement with the United Steelworkers of America, which expires on July 1, 1998. Fiscal 1995 results include additions from acquired businesses as follows: Cushman added $3,494 to the Tooling Systems Group and Ed Smith and Mideastern added $1,161 and $2,995, respectively, to the Services Group. Excluding the sales added by acquired business, the Services Group net sales increased $2,497, or 8.9%, compared to the prior year, reflecting increases in its Parts and Remanufacturing Operations. The Tooling Systems Group's net sales, excluding the addition from Cushman, were $875, or 5.2%, higher than fiscal 1994.

GROSS PROFIT
Gross profit for fiscal 1995 was $22,155 compared to $18,079 in fiscal 1994, an increase of $4,076, or 22.6%, reflecting increases in each operating group. Gross profit as a percentage of net sales was 28.4% in fiscal 1995 and 1994, respectively, with increases in the Services Group, offset by declines in the Tooling Systems and Industrial Groups.

EXPENSES
Operating expenses in fiscal 1995 were $16,912, or 21.6% of net sales, compared to $15,289, or 24.0% of net sales, in fiscal 1994. Operating expenses in fiscal 1995 exceeded prior year levels due to the higher sales volume and costs added by acquired businesses.

In the second quarter of fiscal 1995, the Company settled for $1,500, or $0.11 loss per share on a pre-tax basis, a civil suit filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc. See "Item 3 - Legal Proceedings."

Other expenses were $338 in fiscal 1995 compared with income of $42 last year. The fiscal 1995 amount includes $372 in costs associated with an unsuccessful acquisition and $300 in royalty fees, offset by a $305 gain on the sale of land held for disposition.

Interest expense was $2,594 in fiscal 1995 compared to $1,345 in fiscal 1994, an increase of $1,249. The increase in interest expense is due to higher average outstanding debt balances, primarily due to acquisitions, and higher effective interest rates, particularly on the Company's subordinated debentures which were issued in May 1994.

INCOME TAXES
The fiscal 1995 income tax benefit was $582 compared to a $92 benefit in fiscal 1994. The fiscal 1995 income tax benefit is primarily due to the Company's release in the second quarter of fiscal 1995 of $2,962 of its valuation allowance previously recorded against deferred tax assets. This amount was released based on expectations of continued profitability. Of the released valuation allowance, $1,189 was included in the benefit for income taxes on the statement of operations and $1,773 was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

FISCAL 1994 COMPARED TO FISCAL 1993

SALES
Fiscal 1994 net sales of $63,619 were $5,015, or 8.6%, higher than fiscal 1993 net sales of $58,604. Fiscal 1994 net sales were $28,063 in the Services Group, an increase of $3,751, or 15.4%, compared to fiscal 1993; $18,679 in the Industrial Group, an increase of $1,474, or 8.6%; and $16,877 in the Tooling Systems Group, a decrease of $210, or 1.2%. The increase in the Services Group compared to the prior year is primarily attributable to greater demand for rebuild services with Rebuild Operation fiscal 1994 net sales $2,990, or 31.4%, higher than fiscal 1993 net sales. The Services Group Parts Operation net sales also improved compared to fiscal 1993 by $761, or 5.1%. The increase in the Industrial Group is attributable to the stronger housing industry, new products and promotional programs introduced in fiscal 1994 and 1993. The decline in net sales in the Tooling Systems Group is primarily attributable to a two-week strike by its union members in June 1994. The Tooling Systems Group entered into a new collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America, which expires in May 1997.

GROSS PROFIT
Gross profit was $18,079 in fiscal 1994 compared to $18,111 in fiscal 1993, a decrease of $32. Gross profit as a percentage of net sales was 28.4% in fiscal 1994 compared to 30.9% in the prior year. Gross profit as a percentage of net sales improved in the Industrial Group as a result of increased sales volume and productivity improvements. Improvements in the Tooling Systems Group were due to process improvements. The Services Group profit as a percentage of net sales declined to 30.9% in fiscal 1994 compared to 36.3% in fiscal 1993 due to the increased mix of the remanufacturing sales, which contribute a lower gross profit than the Parts sales. In addition, the Company sold less fully-reserved inventory in fiscal 1994 than in the prior year, which accounted for 2.0 points of the 5.4 point decline in the Services Group's gross profit as a percentage of net sales.

EXPENSES
Operating expenses were $15,289 in fiscal 1994 compared to $14,590 in fiscal 1993, an increase of $699. The increase is primarily due to higher sales volume and costs associated with the Brown & Sharpe acquisition. As a percentage of net sales, operating expenses were 24.0% and 24.9% in fiscal 1994 and 1993, respectively. A cost reduction program was introduced in April 1994 in the Services Group, and the full benefit of savings from this program is expected in fiscal 1995.

Other income, net of other expense, was $42 in fiscal 1994 compared to other expense, net of other income, of $700 in the prior year. Fiscal 1993 included charges of $534 for the write-down of the Company's investment in Gildemeister-DeVlieg System Werkzeuge Gmbh due to losses and projected future losses of this 50% owned joint venture.

Interest expense was $1,345 and $1,124 in fiscal 1994 and 1993, respectively, an increase of $221. The increase is attributable to higher average outstanding debt balances in fiscal 1994.

INCOME TAXES
In fiscal 1994, the benefit for income taxes was $92 compared to income tax expense of $45 on income from continuing operations in the prior year. The current year effect is primarily attributable to the release of valuation allowance previously recorded against the Company's deferred tax assets (see
Note 14 of Notes to the Company Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have been funded with increases in indebtedness, while funds from divestitures have generally been used to reduce indebtedness (see Notes 3 and 4 of Notes to the Company Financial Statements).

Net cash provided by operating activities was $1,363 in fiscal 1995 compared to $734 in fiscal 1994, an increase of $629. Included in these results is $1,500, which was paid as a result of a litigation settlement (see "Item 3 - Legal Proceedings"). Net of these items, cash flow from operating activities would have been $2,863.

Cash used for capital expenditures was $970, $1,020, and $1,090 in fiscal 1995, 1994, and 1993, respectively. The Company currently has no material commitments for specific capital expenditures.

FINANCING AND INVESTING
The balance outstanding under the Company's revolving credit agreement was $12,115 at July 31, 1995, compared to $0 at July 31, 1994. Long-term debt, including current maturities, at July 31, 1995, was $15,788 compared to $16,405 July 31, 1994, a decrease of $617. The Company's total indebtedness was $27,903 and $16,405 at July 31, 1995, and 1994, respectively, an increase of $11,498. Cash and cash equivalents at July 31, 1995, was $415, a decrease of $1,239 compared to July 31, 1994. Net cash provided by financing activities was $10,004 in fiscal 1995 compared to net cash provided by financing activities of $1,662 in the prior year. The increase in indebtedness is primarily the result of several acquisitions made during fiscal 1995 (see Note 3 of Notes to the Company Financial Statements). As outlined in Notes 9 and 10 of Notes to the Company Financial Statements, the Company entered into new $18,000 senior and $12,000 subordinated debt facilities in May 1994.
Borrowings under these facilities were used to repay existing indebtedness and are available for working capital requirements and to fund acquisitions.

The senior credit facility aggregating $18,000 is comprised of a $3,000 term loan and a revolving credit agreement which provides for borrowings up to $15,000. The term loan requires monthly principal payments of approximately $36 beginning June 1, 1994, through May 30, 2001, or the maturity of the revolving credit agreement if earlier. Interest on the term loan is payable monthly at 0.25% below the lender's base rate or, at the Company's option, at alternative rates based on LIBOR or the lender's cost of funds. The effective rate based on LIBOR was 8.54% at July 31, 1995. The Company's revolving credit agreement, which matures on May 30, 1997, subject to renewal, permits borrowings of up to $15,000 subject to collateral maintenance agreements. Interest on outstanding borrowing under the revolving credit agreement is payable monthly in arrears and interest rates are determined at the time of borrowing based on the lender's base rate, adjusted plus or minus 0.25% based on the amount outstanding, or alternative rates based on LIBOR or the lender's cost of funds. A commitment fee of 0.25% per annum is required on the unused portion of the revolving credit agreement up to $5,000. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to eligible accounts receivable and inventories, reduced by outstanding letters of credit.

Pursuant to the subordinated debt facility, the Company issued subordinated debentures in May 1994 in the principal amount of $12,000. The debentures provide for the repayment of principal of $3,000 in fiscal 1999, $3,000 in fiscal 2000 and $6,000 in fiscal 2001. Interest payments of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. In connection with the issuance of the debentures, the Company issued the holders warrants to purchase one million shares of the Company's common stock at $0.01 per share, which was valued at $1,750, and a presently indeterminable number of additional shares at $0.01 per share, which may become available pursuant to a formula, dependent upon the ultimate outcome of the legal proceedings described in "Item 3 - Legal Proceedings." See Note 12 of Notes to the Company Financial Statements.

In connection with the proposed acquisition of National Acme Company (see "Item 1 - Business - Recent Developments"), the Company anticipates entering into a new senior debt facility. The Company has received a commitment for a new senior debt facility of up to $30,000. This commitment is contingent on, among other things, the consent of the holders of the subordinated debentures. This facility will be utilized to fund the acquisition of National Acme, as well as to retire the existing senior debt facility.

OUTLOOK
The Company expects to provide liquidity and finance its ongoing operational needs primarily through internally generated funds. Management does not anticipate the need for additional borrowings to fund operations.

IMPACT OF INFLATION

Management does not believe that inflation has had a material impact on the Company's net sales or net income during the last three fiscal years. Borrowings under the senior credit facility bear interest at short-term rates. Increases in the prevailing rate of inflation could be accompanied by increases in short-term interest rates, which could have an adverse impact on the Company's net income and cash flow.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

Balance Sheets
  July 31, 1995, and 1994

Statements of Operations
  Years ended July 31, 1995, 1994 and 1993

Statements of Cash Flows
  Years ended July 31, 1995, 1994 and 1993

Statements of Changes in Stockholders' Equity
  Years ended July 31, 1995, 1994 and 1993

Notes to the Company Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of DeVlieg-Bullard, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 43 of this report present fairly, in all material respects, the financial position of DeVlieg-Bullard, Inc., at July 31, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions during the year ended July 31, 1993.


/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 8, 1995

DEVLIEG-BULLARD, INC.
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         July 31,
                                                                               -----------------------------
                                                                                    1995                1994
                                                                                    ----                ----
 ASSETS

 Current assets:
   Cash and cash equivalents                                                   $     415            $  1,654
   Accounts receivable                                                            11,148               9,559
   Inventories                                                                    22,421              19,269
   Prepaid expenses and other current assets                                       2,337               2,980
                                                                               ---------            --------
 Total current assets                                                             36,321              33,462
 Property, plant and equipment                                                     6,876               6,340
 Other assets                                                                     23,035              11,461
                                                                               ---------            --------

 Total assets                                                                  $  66,232            $ 51,263
                                                                               =========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                            $   6,520            $  5,772
   Accrued expenses and other current liabilities                                  4,706               4,874
   Revolving credit agreement                                                     12,115                   -
   Current maturities of long-term debt                                            2,149               1,828
                                                                               ---------            --------
 Total current liabilities                                                        25,490              12,474

 Long-term debt                                                                   13,639              14,577
 Postretirement benefit obligation                                                 5,022               4,755
 Other noncurrent liabilities                                                      1,511               2,081
                                                                               ---------            --------

 Total liabilities                                                                45,662              33,887
                                                                               ---------            --------

 Stockholders' equity:
   Common stock, $0.01 par value;
     authorized 30,000,000 shares;
     issued and outstanding 12,250,000                                               123                 123
   Additional paid-in capital                                                     32,299              32,299
   Excess purchase price over net assets from
     the Services Group acquisition                                              (16,358)            (18,131)
   Retained earnings                                                               4,663               3,270
   Cumulative translation adjustment                                                (157)               (185)
                                                                               ---------            ---------

 Total stockholders' equity                                                       20,570              17,376

 Commitments and contingencies (Note 17)
                                                                               ---------            --------

 Total liabilities and stockholders' equity                                    $  66,232            $ 51,263
                                                                               =========            ========



The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Year ended July 31,
                                                              ----------------------------------------------
                                                                  1995               1994               1993
                                                                  ----               ----               ----
 Net sales                                                    $ 78,150           $ 63,619          $  58,604
 Cost of sales                                                  55,995             45,540             40,493
                                                              --------           --------          ---------
     Gross profit                                               22,155             18,079             18,111
                                                              --------           --------          ---------

 Operating expenses:
   Engineering                                                   1,083              1,148              1,219
   Selling                                                       7,650              6,613              6,360
   General and administrative                                    8,179              7,528              7,011
                                                              --------           --------          ---------
 Total operating expenses                                       16,912             15,289             14,590
                                                              --------           --------          ---------

 Operating profit                                                5,243              2,790              3,521

 Nonrecurring items                                              1,500                  -                  -
 Other (income) expense, net                                       338                (42)               700
                                                              --------           --------          ---------
 Income from continuing operations
   before interest and taxes                                     3,405              2,832              2,821
 Interest expense                                                2,594              1,345              1,124
                                                              --------           --------          ---------
 Income from continuing operations
   before income taxes                                             811              1,487              1,697
 (Benefit) provision for income taxes                             (582)               (92)                45
                                                              --------           --------          ---------

 Income from continuing operations                               1,393              1,579              1,652
 Discontinued operations, net of tax                                 -                  -             10,426
 Cumulative effect of accounting changes,
   net of tax                                                        -                  -             (4,588)
                                                              --------           --------          ---------

 Net income                                                   $  1,393           $  1,579          $   7,490
                                                              ========           ========          =========

 Income (loss) per common share:
   Continuing operations                                      $   0.11           $   0.13          $    0.13
   Discontinued operations                                           -                  -               0.85
   Cumulative effect of accounting changes                           -                  -              (0.37)
                                                              --------           --------          ---------

                                                              $   0.11           $   0.13          $    0.61
                                                              ========           ========          =========

 Weighted average common shares and
   equivalents outstanding                                      13,257             12,436             12,250
                                                              ========           ========          =========


The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                               Year ended July 31,
                                                                    ----------------------------------------
                                                                        1995            1994           1993
                                                                        ----            ----           ----
 Cash flows from operating activities:
 Net income                                                         $  1,393        $  1,579       $  7,490
 Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                     2,721           1,776          2,286
     Deferred income taxes                                            (2,181)         (2,878)             -
     Provision for losses on accounts receivable                         187             107            251
     Gain on sale of discontinued operations                               -               -        (13,762)
     Cumulative effect of accounting change                                -               -          4,588
     Undistributed loss of foreign joint venture                           -               -            534
     Gain on disposal of other assets                                   (305)              -              -
     Net change in assets and liabilities:
        Accounts receivable                                             (793)           (887)         2,927
        Inventories                                                   (1,546)           (345)        (2,669)
        Prepaid expenses and other current assets                        643            (948)          (161)
        Accounts payable                                                 414             587         (2,114)
        Accrued expenses and other current liabilities                  (623)           (762)        (1,412)
        Other, net                                                     1,453           2,505          2,790
                                                                    --------        --------       --------

     Net cash provided by operating activities                         1,363             734            748
                                                                    --------        --------       --------

 Cash flows from investing activities:
    Acquisitions, net                                                (12,151)              -         (3,300)
    Capital expenditures                                                (970)         (1,020)        (1,090)
    Proceeds from sale of other assets                                   487                              -
    Net proceeds from sale of discontinued operations                      -               -         19,042
                                                                    --------        --------       --------

    Net cash (used for) provided by investing
      activities                                                     (12,634)         (1,020)        14,652
                                                                    --------        --------       --------

 Cash flows from financing activities:
    Net borrowings (repayment) of revolving credit
      agreement                                                       12,115         (10,811)        (4,436)
    Payments of long-term debt                                        (2,111)         (1,492)        (7,189)
    Proceeds from issuance of long-term debt                               -          15,000          3,250
    Debt issuance costs                                                    -          (1,035)             -
    Redemption of preferred stock                                          -               -         (6,500)
                                                                    --------        --------       --------
    Net cash provided by (used for) financing
      activities                                                      10,004           1,662        (14,875)
                                                                    --------        --------       --------

 Effect of exchange rate changes on cash                                  28             (17)          (230)
                                                                    --------        ---------      --------

 Net change in cash and cash equivalents                              (1,239)          1,359            295
 Cash and cash equivalents at beginning of period                      1,654             295              -
                                                                    -------         --------       --------
 Cash and cash equivalents at end of period                         $    415        $  1,654       $    295
                                                                    ========        ========       ========



The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of cash flow information:

                                                           Year ended July 31,
                                                --------------------------------------
                                                   1995            1994            1993
                                                   ----            ----            ----
   Cash paid during the period for:
     Interest                                   $ 2,397         $ 1,284         $ 1,145
     Income taxes, net of refunds                  (445)           (852)          2,202

Supplemental schedule of non-cash investing and financing information:

During fiscal 1995, the Company issued $1,277 of debt and assumed liabilites in the amount of $1,048 in connection with the acquisitions (see Note 3).

During fiscal 1994, the Company issued subordinated debentures with detachable stock purchase warrants. The fair market value of the warrants aggregated $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures (see Notes 10 and 12). The amortization of the debt discount was $190 and $25 in fiscal 1995 and 1994, respectively.

The Company's tax benefit related to the excess purchase price from the Services Group acquisition reduces the Company's income tax liability (see Note
1). Such amount included in fiscal 1995, 1994 and 1993 is $1,773, $2,635 and $1,521, respectively.

During fiscal 1995, 1994 and 1993, the Company entered into capital leases for equipment totaling $0, $253 and $198, respectively, which were financed by capital lease obligations.

During fiscal 1993, the Company redeemed all of its Class F preferred stock for $3,250 cash and a note for $3,250, and settled its obligation with the Kathryn
S. DeVlieg Revocable Living Trust for $162 cash and a note for $162 (see Notes 11 and 15).



The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)


                                                            Common
                                                            ------
                                                            Shares                    Additional
                                                            ------                    ----------
                                        Preferred       Issued and          Common       Paid-in
                                        ---------       ----------          ------       -------
 Year ended                                 Stock      Outstanding           Stock       Capital
 ----------                                 -----      -----------           -----       -------
 July 31, 1995, 1994 & 1993
 --------------------------

 Balance, July 31, 1992                    $5,956           12,250            $123       $30,549

 Net income                                     -                -               -             -
 Accretion of excess redemption value
   on preferred stock                          65                -               -             -
 Redemption of preferred stock             (6,021)               -               -             -
 Tax benefit realized related to excess
   purchase price of Services Group             -                -               -             -
 Foreign currency translation
   adjustment                                   -                -               -             -
                                        ---------           ------            ----       -------

 Balance, July 31, 1993                         -           12,250             123        30,549

 Net Income                                     -                -               -             -
 Issuance of stock purchase warrants            -                -               -         1,750
 Tax benefit realized related to excess
   purchase price of Services Group             -                -               -             -
 Foreign currency translation
   adjustment                                   -                -               -             -
                                        ---------           ------            ----       -------

 Balance, July 31, 1994                         -           12,250             123        32,299

 Net Income                                     -                -               -             -
 Tax benefit realized related to excess
   purchase price of Services Group             -                -               -             -
 Foreign currency translation
   adjustment                                   -                -               -             -
                                        ---------           ------            ----       -------

 Balance, July 31, 1995                 $       -           12,250            $123       $32,299
                                        =========           ======            ====       =======
                                                          Retained
                                                          --------
                                          Excess          Earnings       Cumulative
                                          ------          --------       ----------
                                         Puchase      (Accumulated      Translation
                                         -------      ------------      -----------
 Year ended                                Price           Deficit)      Adjustment            Total
 ----------                                -----           --------      ----------            -----
 July 31, 1995, 1994 & 1993
 --------------------------

 Balance, July 31, 1992                 $(22,287)          $(5,255)          $   62         $  9,148

 Net income                                    -             7,490                -            7,490
 Accretion of excess redemption value
   on preferred stock                                          (65)               -                -
 Redemption of preferred stock                 -              (479)               -           (6,500)
 Tax benefit realized related to excess
   purchase price of Services Group        1,521                 -                -            1,521
 Foreign currency translation
   adjustment                                  -                 -             (230)            (230)
                                        --------           -------           ------         --------

 Balance, July 31, 1993                  (20,766)            1,691             (168)          11,429

 Net Income                                    -             1,579                -            1,579
 Issuance of stock purchase warrants           -                 -                -            1,750
 Tax benefit realized related to excess
   purchase price of Services Group        2,635                 -                -            2,635
 Foreign currency translation
   adjustment                                 -                  -              (17)             (17)
                                        -------            -------           ------         ---------

 Balance, July 31, 1994                  (18,131)            3,270             (185)          17,376

 Net Income                                    -             1,393                -            1,393
 Tax benefit realized related to excess
   purchase price of Services Group        1,773                 -                -            1,773
 Foreign currency translation
   adjustment                                  -                 -               28               28
                                        --------           -------           ------         --------

 Balance, July 31, 1995                 $(16,358)          $ 4,663           $ (157)        $ 20,570
                                        =========          =======           =======        ========

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS
DeVielg-Bullard, Inc., (the "Company") is a diversified industrial concern specializing in servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools and a variety of power tools for niche industrial markets. The Company conducts its business through three operating groups: the Services Group, the Tooling Systems Group and the Industrial Group.

BASIS OF PRESENTATION
The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts, except per share data, are expressed in thousands.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. The Company invests excess funds in short-term, interest-bearing obligations. When a balance is outstanding on the Company's revolving credit agreement, all available cash is used to decrease such outstanding balance.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out basis. Cost includes material, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost. Cost represents estimated fair market value at date of acquisition for acquired businesses, or the predecessor entity's net book value if acquired by the Company from a related party. Depreciation is computed over the estimated useful lives of the assets, ranging from three to thirty-one years, by the straight-line method. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method. Depreciation for tax purposes is calculated in accordance with applicable Internal Revenue Code provisions.

OTHER ASSETS
Intangible assets, consisting of engineering drawings and bills of material for parts and machine assemblies, are amortized over their estimated useful lives, ranging from ten to twenty years, using the straight-line method. Goodwill, the excess of purchase price over net assets acquired, is amortized over the estimated useful lives, ranging from fifteen to thirty years. Deferred financing costs are amortized on a straight-line basis, which is not materially different from the effective interest method, over the life of the related indebtedness.

FOREIGN CURRENCY TRANSLATION
Foreign currency assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expenses are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "Cumulative translation adjustment" account included as part of stockholders' equity.

REVENUE RECOGNITION
Revenue recognized on long-term contracts is based on the percentage-of-completion method. Deferred revenue from noncompetition agreements is recognized over the contractual period of the agreement, generally five years. All other revenue is recognized when earned.

INCOME TAXES
Effective August 1, 1992, the Company adopted Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes" (see Note
2). SFAS 109 requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities.

A portion of the assets and liabilities acquired by the Company from a related party was recorded at the predecessor entity's net book value for financial reporting purposes. The difference between the fair value and the predecessor's book value at the purchase date is reflected in the account "Excess purchase price over net assets from the Services Group acquisition." The tax benefit of the amortization of this difference is recorded upon realization as an increase to stockholders' equity by reducing the account "Excess purchase price over net assets from the Services Group acquisition."

INCOME (LOSS) PER SHARE
Income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and equivalents outstanding during the period. Outstanding stock options, which are common stock equivalents, are included in the calculation if they are dilutive. Stock purchase warrants, which are common stock equivalents, are included in the calculation of income per share from the date of issuance (see
Note 12).

Preferred stock dividends earned and accretion of preferred stock reduce income available to common stockholders. The Company redeemed all of its outstanding Class F preferred stock in December 1992 (see Note 11).


NOTE 2 - ACCOUNTING CHANGES

ACCOUNTING FOR INCOME TAXES
Effective August 1, 1992, the Company adopted SFAS 109 (see Note 1) and the cumulative effect of this change is reported in the fiscal 1993 statement of operations. The impact of adoption was not material to the Company's results of operations or financial position as cumulative deferred tax assets and net operating loss carryforwards not previously recorded were fully offset by a valuation allowance in accordance with the provisions of SFAS 109.

Prior to adoption of SFAS 109, the provision for income taxes was determined pursuant to Accounting Principles Board Opinion No. 11 ("APB 11"). Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences. As a result of the Company's potential inability to recognize future tax benefits and net operating loss carryforwards, these amounts were not recorded in the financial statements as of July 31, 1992.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
During the fourth quarter of fiscal 1993, the Company adopted Financial Accounting Standards Board Statement No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective August 1, 1992. SFAS 106 requires the expected costs of postretirement benefits to be recognized during the years that employees render service. Prior to adoption, the cost of these benefits was charged to expense on a pay-as-you-go basis.
The Company elected to adopt this new accounting standard on the immediate recognition basis. Accordingly, the Company recorded by a cumulative effect of an accounting change, a one-time, non-cash charge of $4,588, or $0.37 per share.

In addition, the Company's results of operations for the first three quarters of fiscal 1993 were restated to give effect to the adoption of SFAS 106 as if it had occurred August 1, 1992. The annual effect reduced fiscal 1993 income from continuing operations by $191, or $0.02 per share, with the decrease recognized ratably over the four quarters of that year.

POSTEMPLOYMENT BENEFITS
Effective August 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits" under which employers must recognize the cost of benefits provided to former or inactive, but not retired, employees. If the benefits accumulate or vest, the cost must be recognized over the service life of the employee. The impact of adoption was not material to the Company's results of operations or financial position.

NOTE 3 - ACQUISITIONS

CUSHMAN INDUSTRIES
On September 9, 1994, the Company acquired specified operating assets of Cushman Industries, Inc. ("Cushman"), a company in Chapter 11 bankruptcy, including accounts receivable, inventories, selected machinery and equipment, trademarks and intellectual property from the Cushman Industries Liquidating Trust which had been established for the benefit of Cushman creditors. The purchase price was approximately $3,100 and another $2,800 was recorded for the relocation and consolidation of the Cushman operation into the Company's manufacturing facility in Frankenmuth, Michigan. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net tangible assets acquired has been allocated in the amounts of $2,800 to engineering drawings and $2,000 to goodwill and is being amortized on a straight-line basis over 30 years. Cushman's results of operations are included in the Company's financial statements from the date of acquisition. Cushman manufactures a broad line of manual and power chucks for machine tool work holding applications. The Company conducts this business as part of its Tooling Systems Group.

H.B. INDUSTRIES, INC.
On November 30, 1994, the Company acquired all of the outstanding capital stock of H.B. Industries, Inc. which conducts its business as Ed Smith Machinery Sales ("Ed Smith"). Ed Smith sells replacement parts for the Bullard product line of machine tools. The purchase price was approximately $3,000, of which $275 was placed into escrow for a period of one year in order to assure the sellers' indemnification obligations. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net assets acquired of approximately $2,300 was recorded as goodwill and is being amortized on a straight-line basis over a 15-year period. Ed Smith's results of operations are included in the Company's financial statements from the date of acquisition. The business is operated by the Company's Services Group.

MIDEASTERN
On January 23, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Mideastern, Inc. ("Mideastern"). Mideastern rebuilds and provides repair parts and service for a variety of machine tools under the New Britain Machine brand name. The purchase price for this acquisition was approximately $5,300, which consisted of $3,100 cash consideration to the sellers, issuance of a $600 subordinated earnout note to the sellers, stock options (see Note 12), Mideastern debt of $359 repaid by the Company at closing, closing costs incurred, and liabilities assumed. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon the fair market value at the date of acquisition. The excess purchase price over net assets acquired of approximately $2,900 was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The results of operations of Mideastern since acquired have been included in the Company's financial statements with the Services Group.

The Company borrowed funds from its revolving credit agreement to finance these acquisitions.

The following unaudited pro forma financial information has been prepared assuming the acquisitions of Cushman, Ed Smith and Mideastern had occurred as of August 1, 1994 and 1993, respectively.

Pro forma results of operations:
(unaudited - in thousands, except per share data)


                                                                   Year ended July 31,
                                                              ----------------------------
                                                               1995                  1994
                                                               ----                  ----
             Net sales                                        $81,346              $72,985
                                                              =======              =======
             Net income                                       $ 1,848              $ 2,138
                                                              =======              =======
             Net income per common share                      $  0.14              $  0.17
                                                              =======              =======
             Average shares outstanding                        13,264               12,475
                                                              =======              =======

In preparing the unaudited pro forma summary of operations, adjustments were made to the historical financial statements to reflect increases in the revolving line of credit and interest expense; amortization of intangible assets; repayment of existing debt of Mideastern; and other estimated purchase accounting entries. The pro forma results are not necessarily indicative of what would have been obtained if the operations had been combined during fiscal 1995 and 1994, nor are they necessarily indicative of the results that may occur in the future.

BROWN & SHARPE
On March 24, 1993, the Company purchased certain assets relating to the grinding machine business of Brown & Sharpe Manufacturing Company for a purchase price of approximately $3,300. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired based upon their fair market values at the date of acquisition. The excess of purchase price over assets acquired of approximately $2,300 has been recorded as intangible assets (primarily engineering drawings) and is being amortized on a straight line basis over 15 years. The results of operations of Brown & Sharpe since acquired have been included in the Company's financial statements as part of the Services Group.

NOTE 4 - DISCONTINUED OPERATIONS

On November 24, 1992, the Company sold substantially all of the assets and disposed of certain liabilities of its wholly-owned subsidiary, Penberthy, Inc. ("Penberthy"), a division of its Industrial Group, for approximately $22,400 cash, including $2,500 cash in consideration for a noncompete agreement. The proceeds were used to repay in full the outstanding principal and accrued and unpaid interest on the Company's term loans and to liquidate the Company's revolving line of credit and pay certain expenses in connection with the sale. Deferred financing costs of $822 were written off in conjunction with the sale. The sale resulted in an after-tax gain of $10,200, net of income taxes of $3,562, or $0.83 per share. For the period prior to its sale, Penberthy reported earnings of $226, net of income taxes of $77, or $0.02 per share.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

                                                                                         July 31,
                                                                                 ---------------------
                                                                                    1995          1994
                                                                                    ----          ----
 Trade receivables                                                              $ 11,443       $ 9,102
 Other                                                                               627         1,293
                                                                                --------       -------
                                                                                  12,070        10,395
 Less: allowance for doubtful accounts                                              (922)         (836)
                                                                                --------       -------
                                                                                $ 11,148       $ 9,559
                                                                                ========       =======

The Company's trade receivables are concentrated in the machine tool and related manufacturing industries.


NOTE 6 - INVENTORIES

Net inventories consisted of:

                                                                                      July 31,
                                                                             --------------------------
                                                                                  1995            1994
                                                                                  ----            ----
 Raw materials                                                                $    781        $    573
 Work-in-process                                                                 5,303           3,595
 Finished goods                                                                 16,337          15,101
                                                                              --------        --------
                                                                              $ 22,421        $ 19,269
                                                                              ========        ========

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $6,105 and $5,035 at July 31, 1995 and 1994, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                                       July 31,
                                                                               -----------------------
                                                                                   1995           1994
                                                                                   ----           ----
 Real property                                                                 $  2,382       $  1,877
 Machinery and equipment                                                          9,928          8,163
 Capitalized leased assets                                                        1,539          1,539
 Furniture and fixtures                                                           3,278          3,039
                                                                               --------       --------
                                                                                 17,127         14,618

 Less: accumulated depreciation and amortization                                (10,251)        (8,278)
                                                                               --------       --------
                                                                               $  6,876       $  6,340
                                                                               ========       ========

Depreciation expense, including amortization of leased assets, totaled $1,966, $1,584 and $1,733 for fiscal years 1995, 1994 and 1993, respectively. Capitalized leased assets are comprised of computer hardware, software and related installation costs.

NOTE 8 - OTHER ASSETS

Other assets consisted of:

                                                                                      July 31,
                                                                           ---------------------------
                                                                               1995               1994
                                                                               ----               ----
 Intangible assets, primarily engineering drawings                         $ 12,021          $   8,533
 Goodwill                                                                     7,295                  -
 Deferred taxes, net of valuation allowance (Note 14)                         5,059              2,878
 Deferred financing costs                                                     1,515              1,375

 Investments carried at equity                                                  137                137
 Pension asset                                                                  432                418
 Other                                                                        1,535              2,010
                                                                           --------          ---------
                                                                             27,994             15,351
 Less:  accumulated amortization                                             (4,959)            (3,890)
                                                                           --------          ---------
                                                                           $ 23,035          $  11,461
                                                                           ========          =========

Amortization of other assets totaled $1,065, $668 and $553 for the years ended July 31, 1995, 1994 and 1993, respectively.

In fiscal 1993, as a result of losses and projected future losses due to the weakened European economy, the Company wrote down its investment in Gildemeister-DeVlieg System Werkzeuge Gmbh, a 50% owned joint venture. This resulted in a charge of $534.


NOTE 9 - REVOLVING CREDIT AGREEMENT

In May 1994 the Company replaced its existing revolving credit agreement with an $18,000 credit facility (the "Senior Credit Facility") comprised of a $15,000 revolving credit agreement (the "Revolving Credit Agreement") and a $3,000 term loan (the "Term Loan," see Note 10). The funding occurred on May 25, 1994, contemporaneously with the Company's completion of a $12,000 subordinated debt financing (the "Subordinated Debentures," see Note 10).

The Senior Credit Facility is secured by all of the Company's assets. Under the terms of the Senior Credit Facility, the Company is required to comply with various operational and financial covenants, as defined, including (i) minimum tangible net worth, (ii) maximum debt to worth ratio, (iii) minimum debt service and capital expenditure coverage and (iv) maximum total liabilities to cash flow. In addition, the Senior Credit Facility places limitations on the Company's ability to make capital expenditures and to pay dividends and requires the Company to obtain the lender's consent on certain acquisitions. The Company is in compliance with these covenants at July 31, 1995.

The Revolving Credit Agreement, which matures May 30, 1997, subject to renewal by agreement of the parties, provides for maximum borrowings of up to $15,000, subject to certain collateral maintenance requirements. Amounts available under the Revolving Credit Agreement are based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available under the formula at July 31, 1995, are $1,181, as reduced by outstanding letters of credit of $1,320 as of July 31, 1995. Interest on outstanding balances under the Revolving Credit Agreement is payable monthly in arrears. Interest rates are determined at the time of borrowing and are based on the lender's base rate, adjusted plus or minus 0.25% based on the amount outstanding, or alternative rates based on LIBOR or the lender's cost of funds. A commitment fee of 0.25% per annum payable monthly in arrears is required on the unused portion of the Revolving Credit Agreement up to $5,000. At July 31, 1995, borrowings outstanding under the Revolving Credit Agreement were $12,115.

NOTE 10 - LONG-TERM DEBT

                                                                                      July 31,
                                                                           ---------------------------
                                                                               1995               1994
                                                                               ----               ----
 Term Loan                                                                 $  2,500           $  2,929
 11.5% Subordinated Debentures, net of discount                              10,465             10,275
 Note payable                                                                 1,083              2,167
 Promissory note                                                                427                  -
 Capital lease obligations                                                      713              1,034
 Other                                                                          600                  -
                                                                           --------           --------
                                                                             15,788             16,405
 Less:  current maturities                                                   (2,149)            (1,828)
                                                                           --------           --------
                                                                           $ 13,639           $ 14,577
                                                                           ========           ========

The Term Loan (see Note 9) had an initial principal amount of $3,000 and requires monthly principal payments of approximately $36 beginning June 1, 1994, through the earlier of May 30, 2001, or the maturity of the Revolving Credit Agreement including extensions. Interest on the Term Loan is payable monthly at 0.25% below the lender's base rate or, at the Company's discretion, at alternative rates based on LIBOR or the lender's cost of funds. The rate in effect at July 31, 1995, was 7.8125%.

On May 25, 1994, the Company entered into an investment agreement with a syndicate of lenders pursuant to which, among other things, the Company issued Subordinated Debentures in an aggregate principal amount of $12,000. Repayment of principal is required as follows: $3,000 in fiscal 1999, $3,000 in fiscal 2000 and $6,000 in fiscal 2001. The Subordinated Debentures are secured by all the assets of the Company. The lien priority and right of payment to holders of the Subordinated Debentures are subordinate to senior bank or institutional financing in the aggregate amount of no more than $20,000 and capitalized lease obligations in face amounts totaling no more than $5,000. Interest payments of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994.
Under the terms of the Subordinated Debentures, the Company is required to comply with various operational and financial covenants which are the same nature as those required under the terms of the Senior Credit Facility (see
Note 9) but at reduced levels. Refinancing costs of $1,035 were incurred as a result of the issuance of the Subordinated Debentures and replacement of the revolving credit agreement, which were deferred and are being amortized over the life of the new debt agreements.

In conjunction with the issuance of the Subordinated Debentures, the Company issued one million stock purchase warrants (see Note 12). The discount on the Subordinated Debentures initially aggregating $1,750 represents the fair market value of stock purchase warrants issued to the holders of the Subordinated Debentures upon the issuance of the Subordinated Debentures. The discount was $1,535 and $1,725 at July 31, 1995 and 1994, respectively, and is being amortized over the life of the Subordinated Debentures using an effective interest rate of approximately 15%.

The note payable issued for $3,250 in December 1992 is due in three equal annual installments beginning December 1993 and results from the Company's redemption of its outstanding Class F, Series A Preferred Stock (see Note 11). The note bears interest at 7% per annum, payable quarterly in arrears.

The promissory note of $427 was issued in connection with the Cushman acquisition (see Note 3). It is payable in four equal installments of $107 with the first installment due in September 1995.

The earnout note of $600 was issued in connection with the Mideastern acquisition (see Note 3). It is payable in equal annual installments of $200 beginning January 31, 1996, providing certain earnings levels are attained related to the acquired operations. The note bears interest at a rate of 8% and interest payments will be made through January 31, 1996, however, the payment of interest thereafter is also contingent upon the attainment of certain earnings levels as specified in the note.

Scheduled debt maturities for the next five fiscal years in the aggregate are as follows:

                                                                    Amount
                                                                    ------
                  1996                                              $2,149
                  1997                                                 973
                  1998                                                 881
                  1999                                               3,535
                  2000                                               3,429

NOTE 11 - STOCKHOLDERS' EQUITY

In May 1994, the Company issued stock purchase awarrants with an aggregate fair market value of $1,750 (see Notes 10 and 12). Such amount increased Additional paid-in capital.

In December 1992, the Company redeemed all of its outstanding Class F, Series A Preferred Stock for $3,250 cash and a note for $3,250 (see Note 10).

NOTE 12 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

STOCK OPTIONS
Pursuant to the Company's 1989 Employee Stock Plan, an incentive stock compensation plan which permits the issuance of up to one million shares of common stock, options have been granted to certain employees to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. The options granted during fiscal 1995 and 1994 vest and become exercisable in installments of 30% at the end of the first and second years and 40% at the end of the third year, and they terminate ten years from the date of grant. The options granted prior to fiscal 1994 are exercisable in annual installments of up to 20% of the total shares represented by options, commencing one year from the date of grant and terminating ten years thereafter.

Transactions under this plan are summarized as follows:

                                                                             Shares              Price
                                                                          Under Option           Range
                                                                          ------------           -----
 Outstanding at July 31, 1993                                                      376        $2.00 - 2.50
   Forfeited                                                                        (8)           2.50
   Granted August 1, 1993                                                          370           1.8125
   Granted February 23, 1994                                                        20            2.625
   Granted May 26, 1994                                                             20            1.75
                                                                                   ---
 Outstanding at July 31, 1994                                                      778        1.75 - 2.625
   Forfeited                                                                       (20)          1.8125
   Granted December 14, 1994                                                       170            1.625
   Granted February 22, 1995                                                         6           1.9375
                                                                                   ---
 Outstanding at July 31, 1995                                                      934        1.625 - 2.625
                                                                                   ===
 Exercisable at July 31, 1995                                                      362        1.75 - 2.625
                                                                                   ===

Effective June 15, 1992, all then outstanding options were surrendered and reissued at an exercise price of $2.00 per share, the then fair market value of the stock.

Effective January 10, 1991, the Company adopted a stock option plan for its outside directors, and granted each outside director an option to purchase five thousand shares of common stock (an aggregate of twenty-five thousand shares) at $2.50 per share, the then fair market value of the shares. The Company has reserved a total of fifty thousand shares for issuance under this stock option plan. The options are exercisable in annual installments of up to 20% of the total shares represented by the options commencing one year from the date of grant and terminating ten years thereafter.

On January 27, 1995, in connection with the Mideastern acquisition (see Note
3), the Company issued options to the former Mideastern shareholders to purchase up to 100 shares of common stock at a purchase price of $1.50 per share. If, on January 27, 1998, the fair market value of the shares covered by these options is not at least $3.50 per share (subject to adjustment), the optionee may elect to redeem the options for $1.50 per share.

STOCK PURCHASE WARRANTS
In conjunction with the issuance of the Subordinated Debentures (see Note 10), the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") which permit holders of the Subordinated Debentures to purchase one million shares of the Company's common stock at an exercise price of $0.01 per share. The Class A Warrants are exercisable from May 25, 1996 through May 25, 2004 or three years after final payment of the Subordinated Debentures, if later. The Company also issued Class B Stock Purchase Warrants (the "Class B Warrants"), which may become available to holders of the Subordinated Debentures, pursuant to a formula, dependent upon the ultimate outcome of certain litigation. The Class A Warrants and the Class B Warrants are subject to anti-dilution protection. The holders of the Class A Warrants and Class B Warrants are entitled to certain registration rights.


NOTE 13 - EMPLOYEE BENEFIT PLANS

PENSION
The Company has noncontributory defined benefit pension plans covering essentially all of its hourly and salaried employees, except employees of the Services Group. The plans provide retirement, death and disability benefits to eligible employees based upon age, salary and length of service. The Company's funding policy for these plans is to satisfy the minimum funding requirements of ERISA, which is tax deductible under the Internal Revenue Code.

Assets of the plans, comprised of temporary cash investments, convertible debentures, preferred and common stocks, including 110 shares of the Company's common stock, are invested in a master trust.

Effective July 1, 1995, the benefits will begin accruing under Powermatic's hourly plan. The increase in pension expense is not expected to have a material impact on the Company. Effective August 1, 1992, hourly employees of the Company's Powermatic Division, a division of its Industrial Group, and all of the Company's salaried employees, ceased accruing benefits under their respective plans. As a result, the Company recognized $306 of net curtailment income in fiscal 1993.

Pension expense is as follows:

                                                                                 Year ended July 31,
                                                                     ------------------------------------------
                                                                       1995              1994              1993
                                                                       ----              ----              ----
 Service cost                                                        $  253          $     73          $    191
 Interest on projected benefit obligation                               925               874               855
 Actual return on plan assets                                          (812)           (1,859)           (1,670)
 Net amortization and deferral                                         (162)              982               920
                                                                     ------          --------          --------
                                                                     $  204          $     70          $    296
                                                                     ======          ========          ========

The funded status of plans in which plan assets at fair market value exceed the accumulated benefit obligation is presented below:

                                                                                      July 31,
                                                                            --------------------------
                                                                               1995               1994
                                                                               ----               ----
 Plan assets at fair market value                                           $ 5,572            $ 5,504
 Projected benefit obligation                                                 4,481              4,358
                                                                            -------            -------
 Excess fair value of assets over projected
    benefit obligation                                                        1,091              1,146
 Unrecognized net gain                                                         (822)              (968)
                                                                            -------            -------
 Accrued pension asset                                                      $   269            $   178
                                                                            =======            =======

The projected benefit obligations at July 31, 1995, and 1994, respectively, include accumulated benefit obligations of $4,481 and $4,358 and vested benefit obligations of $4,386 and $4,256.

The funded status of plans in which the accumulated benefit obligation exceeds plan assets at fair market value is presented below:


                                                                                     July 31,
                                                                            --------------------------
                                                                               1995               1994
                                                                               ----               ----
 Plan assets at fair market value                                          $  6,264            $ 6,407
 Projected benefit obligation                                                 7,553              7,348
                                                                           --------            -------
 Excess projected benefit obligation over
     fair value of assets                                                    (1,289)              (941)
 Unrecognized transition obligation                                             256                293
 Unrecognized net gain                                                         (620)              (796)
 Unrecognized prior service cost and other                                      911                932
 Contribution after measurement date                                             33                 27
 Additional liability required                                                 (547)              (429)
                                                                           ---------           --------
 Accrued pension liability                                                 $ (1,256)           $  (914)
                                                                           =========           ========

The projected benefit obligations at July 31, 1995, and 1994, respectively, include accumulated benefit obligations of $7,553 and $7,348 and vested benefit obligations of $7,315 and 7,104.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 8.25% for fiscal 1995 and 1994. The expected long-term rate of return on plan assets was 9% for both years.

OTHER EMPLOYEE BENEFITS
The Company also has a defined contribution pension plan pursuant to Section 401(k) of the Internal Revenue Code. Non- union employees and all salaried employees of the Company are eligible for participation in the plan. Plan participants may contribute up to 12% of gross compensation. The Company matches 25% of participant contributions of up to 5% of each participant's gross compensation. Contribution expense for the years ended July 31, 1995, 1994 and 1993 was $127, $93 and $97, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company provides certain employees with health and life insurance benefits after retirement. Health insurance benefits require employee contributions in certain cases. As described in Note 2, effective August 1, 1992, the Company adopted SFAS 106 which requires the expected cost of postretirement health care and life insurance benefits to be recognized during the years the employees render service. Prior to adoption of SFAS 106, the cost of these benefits was charged to expense on a pay-as-you-go basis.

Postretirement benefit cost includes the following components:


                                                                                Year ended July 31,
                                                                              ------------------------
                                                                               1995               1994
                                                                               ----               ----
Service cost                                                                  $  71              $  38
Interest cost                                                                   460                222
Amortization of actuarial losses                                                 26                  -
                                                                              -----              -----
Net periodic postretirement benefit cost                                      $ 557              $ 260
                                                                              =====              =====

The Company has not funded any portion of its postretirement benefit obligations.

The following table sets forth the funded status of the plans and the amount recognized in the accompanying balance sheets:

                                                                                      July 31,
                                                                            --------------------------
                                                                               1995               1994
                                                                               ----               ----
Retirees                                                                    $ 3,613            $ 3,850
Active plan participants - fully eligible                                       587                667
Other active plan participants                                                1,440              1,278
                                                                            -------            -------
Accumulated postretirement benefit obligation                                 5,640              5,795
Unrecognized loss                                                              (618)            (1,040)
                                                                            -------            -------
Accumulated postretirement benefit liability                                $ 5,022            $ 4,755
                                                                            =======            =======

The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.25% for fiscal 1995 and 1994. The medical cost trend rate in fiscal 1995 and 1994 was 10%, declining on a linear basis to a terminal rate of 5.5% by the year 2003. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased fiscal 1995 and 1994 costs by approximately $70 and $35, respectively, and the accumulated postretirement benefit obligation as of July 31, 1995 and 1994 by $603 and $628, respectively.

NOTE 14 - INCOME TAXES

Effective August 1, 1992, the Company adopted SFAS 109 (see Notes 1 and 2). Pre-tax income from continuing operations was $811, $1,487 and $1,697 in fiscal 1995, 1994 and 1993, respectively.

The (benefit) provision for income taxes on income from continuing operations is summarized below:

                                                                                 Year ended July 31,
                                                                     ------------------------------------------
                                                                       1995              1994              1993
                                                                       ----              ----              ----
 Current tax expense
     Federal                                                         $   31             $ 151              $  -
     State and local                                                    120                 -                45
                                                                     ------             -----              ----
     Total  current                                                     151               151                45
                                                                     ------             -----              ----
 Deferred tax expense (benefit)
     Federal                                                           (623)             (207)                -
     State and local                                                   (110)              (36)                -
                                                                     ------             -----              ----
     Total deferred                                                    (733)             (243)                -
                                                                     ------             -----              ----
 Total                                                               $ (582)            $ (92)             $ 45
                                                                     ======             =====              ====

Deferred tax assets (liabilities) are comprised of the following:

                                                                                   July 31,
                                                                          ----------------------------
                                                                               1995               1994
                                                                               ----               ----
 Intangible assets                                                         $ (1,678)          $ (1,613)
 Fixed assets                                                                  (976)            (1,066)
                                                                           --------           --------
 Gross deferred tax liabilities                                              (2,654)            (2,679)

 Credit carryforwards                                                           474                347
 Noncompetition agreement                                                       425                650
 Inventory reserves                                                           2,521              2,550
 Intangible assets                                                            3,647              4,430
 Accounts receivable reserves                                                   378                335
 Accrued postretirement benefits                                              2,009              1,902
 Accrued expenses and other                                                     742                788
                                                                           --------           --------
 Gross deferred tax assets                                                   10,196             11,002
 Deferred tax assets valuation allowance                                     (2,483)            (5,445)
                                                                           --------           --------
 Net deferred taxes                                                        $  5,059           $  2,878
                                                                           ========           ========

The benefit of the amortization of excess tax basis of certain intangible assets, if realized, will reduce the account "Excess purchase price over net assets from the Services Group acquisition" and increase stockholders' equity (see Note 1).

During fiscal 1995 and 1994, the Company realized $0 and $1,423, respectively, of deferred tax assets which were previously offset by a valuation allowance. This resulted from income from continuing operations. In addition, the Company released $2,962 and $2,878 of valuation allowance in fiscal 1995 and 1994, respectively, because of profitable results in recent history and expectations of income within the foreseeable future.

During fiscal 1993, the Company realized $5,198 of deferred tax assets which were previously offset by a valuation allowance. This resulted from the gain on the sale of Penberthy and income from continuing operations.

The differences between the U.S. federal statutory tax rate and the Company's effective rate on income from continuing operations are as follows:

                                                                               Year ended July 31,
                                                                    -----------------------------------------
                                                                       1995             1994             1993
                                                                       ----             ----             ----
Statutory rate                                                        34.0%            35.0%            34.0%
Valuation allowance                                                 (146.6)           (50.4)             -
State income taxes, net of federal benefit                            19.2              -                2.7
Utilization of net operating loss                                      -                -              (34.0)
Liability of former group                                              -                8.6              -
Permanent differences                                                  6.3              1.3              -
Other                                                                 15.3             (0.7)             -
                                                                    ------            -----            -----
                                                                     (71.8)%           (6.2)%            2.7%
                                                                    =======           ======           =====

Income taxes attributable to discontinued operations in fiscal 1993 differ from the statutory rate due to the offset of the release of the valuation reserves which were established upon the adoption of SFAS 109.

The Company has investment tax credit carryforwards of $288 which expire at various dates through the year 2000. The Company also has minimum tax credit carryforwards of $187 which have no expiration.

NOTE 15 - RELATED PARTIES

DEVLIEG, INC. ("DEVLIEG")
DeVlieg was a related party to the Company during fiscal 1992. DeVlieg was acquired in July 1987 by Stanwich Partners, Inc. and other investors. DeVlieg filed for protection under Chapter 11 of the bankruptcy code in August 1991.

Guaranty of Indebtedness
The Company had guaranteed certain indebtedness of DeVlieg to the Kathryn S. DeVlieg Revocable Living Trust (the "Trust") limited to the greater of $300 and $105, or the proceeds realized from any foreclosure on the Company's real property located in Gladwin, Michigan or Cuyahoga Falls, Ohio, respectively. The Company accrued $405 related to the guarantees in fiscal 1992. On May 25, 1993, the Company settled the guarantees with the Trust by paying $162 cash and issuing a note for $162, bearing interest at 7%, due and paid in May 1994.

STANWICH PARTNERS, INC. ("SPI")
Two of the principals of SPI serve on the Company's Board of Directors. The Company has a consulting agreement, as amended, with SPI through July 1998, which provides for payments to SPI for consulting services of $261 per year for each of the three fiscal years ending July 31, 1996, 1997 and 1998. Aggregate SPI consulting fee expense under all agreements was $261 for each of the fiscal years ended July 31, 1995, 1994 and 1993. At July 31, 1995, the Company had prepaid consulting fees to SPI of $109. In fiscal 1995, the Company paid $180 for additional services in connection with the purchase of Cushman, Mideastern and Ed Smith (see Note 3). In fiscal 1993, the Company paid SPI additional fees of $164 for additional services in connection with the sale of Penberthy and the Brown & Sharpe acquisition (see Notes 3 and 4).

In fiscal 1995, 1994 and 1993 the Company reimbursed SPI approximately $7, $7 and $15, respectively, for travel expenses incurred by SPI on behalf of the Company.

D.V. ASSOCIATES, L.P.
Pursuant to a license agreement, the Company licenses certain trademarks from D.V. Associates, L.P. and the Company's rights to these trademarks are subject to the payment of certain license fees. The Company paid license fees to D.V. Associates, L.P. of $300 in fiscal 1995, 1994 and 1993. The Company holds an option to purchase the trademarks from D.V. Associates, L.P. for $3,000. Two of the Company's directors have limited partnership interests in D.V. Associates, L.P.

SOMERSWORTH, INC. ("SOMERSWORTH")
Through December 21, 1989, the Company was an 80%-owned subsidiary of a wholly-owned subsidiary of Somersworth. The Company and Somersworth were parties to a tax-sharing agreement. In fiscal 1994, the Company paid a $151 assessment to the Internal Revenue Service for the last period the Company was included in Somersworth's consolidated tax return. Such amount is included in fiscal 1994 income tax expense.

COMPANY POLICY
It is the policy of the Company that any transaction between the Company and any of its officers, directors or 5% stockholders, or affiliates thereof, must be on terms no less favorable than those which would be obtained from unaffiliated parties. In addition, transactions which exceed $100 must be approved by a majority of the disinterested members of the Company's Board of Directors.

NOTE 16 - LEASE COMMITMENTS

The Company has various noncancelable operating leases relating principally to machinery and equipment and real property, which expire at various dates through 2006. Three of the Company's operating facilities were leased in April 1986 under an operating lease with an initial 20-year term. This lease initially required monthly payments of $69 and contains an escalation provision, effective commencing on the fifth anniversary of the lease and thereafter at each five-year anniversary, based on increases in the consumer price index. Monthly payments are $70, after assignment of the lease for the Penberthy facility and after the escalation effective May 1991. The lease is renewable for four additional five-year terms and carries an option for the purchase of the property, on the tenth anniversary of the lease, for the higher of its fair market value or an amount determined based on the provisions of the lease. Upon completion of the initial 20-year term, the Company is required to renew the lease for at least one five-year term or purchase the property. Accordingly, the minimum rental commitments shown below reflect one additional five-year renewal term.

Rental expense relative to all operating leases for the years ended July 31, 1995, 1994 and 1993 was $2,156, $2,123 and $2,081, respectively. At July 31,
1995, future minimum rental commitments under noncancelable operating leases with a term in excess of one year are as follows:

                              Fiscal year
                              -----------
                              1996                                                 $  1,746
                              1997                                                    1,271
                              1998                                                    1,124
                              1999                                                    1,095
                              2000                                                    1,059
                              Thereafter                                              8,959
                                                                                   --------
                                                                                   $ 15,254
                                                                                   ========

NOTE 17 - COMMITMENTS AND CONTINGENCIES

On August 4, 1993, the Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in a civil suit filed in the United States District Court for the Northern District of Illinois, Western District. The suit was filed by a committee of unsecured creditors of DeVlieg, Inc., a company in Chapter 11 proceedings in the Bankruptcy Court for the Northern District of Illinois, and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc. in September 1988 and March 1990. The Company settled this suit for $1.5 million during the second quarter, which was paid during the fourth quarter of fiscal 1995. This was recorded as a nonrecurring item in the Statements of Operations. The settlement is effective as to the Company and each of its present and former officers and directors party to the suit.

On March 2, 1992, a purported class action suit was filed in the United States District Court for the District of Connecticut against the Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors. The suit alleges violations of the federal securities laws and state and federal common law in connection with alleged misrepresentations and omissions made by the Company in connection with its initial public offering in March 1990 and in certain reports later issued by the Company. To date, the United States District Court for the District of Connecticut has not certified the class of plaintiffs in the referenced action. By ruling dated September 7, 1994, the court granted that portion of the defendants' motion to dismiss certain parties to the suit based on a claim that any of them were secondarily liable for having aided and abetted an alleged securities fraud violation based on Rule 10b-5 and Section 10(b) of the Securities Exchange Act of 1934. The court denied the remainder of the motion to dismiss. While management believes the allegations are without merit and is defending the litigation vigorously, management is unable at this time to estimate the effect of any settlement or adverse judgment on the results of operations and/or financial condition of the Company. The Company has, therefore, made no accrual for any such settlement, adverse judgment or costs of adjudication (other than accrual for certain pre-trial costs). At July 31, 1995, the accrued liability for legal fees for this case was $39.

The Company is also involved in litigation and proceedings, including product liability claims, in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company, after taking into account any proceeds of available insurance.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      First           Second            Third           Fourth             Year
                                      -----           ------            -----           ------             ----
1995
Net sales                           $18,530          $18,442          $20,959          $20,219          $78,150
Gross profit                        $ 5,020          $ 4,948          $ 6,214          $ 5,973          $22,155
Net income                          $   335          $   135          $   579          $   344          $ 1,393
Net income per common
   share                            $  0.03          $  0.01          $  0.04          $  0.03          $  0.11

1994
Net sales                           $15,369          $16,016          $16,488          $15,746          $63,619
Gross profit                        $ 4,426          $ 4,280          $ 5,008          $ 4,365          $18,079
Net income                          $   277          $   157          $   849          $   296          $ 1,579
Net income per common
   share                            $  0.02          $  0.01          $  0.07          $  0.02          $  0.13

During the second quarter of fiscal 1995, the Company recorded $1,500 for the settlement of a lawsuit (see Note 17).

NOTE 19 - BUSINESS SEGMENTS

The Company's business activities are conducted by three business segments: the Services Group, the Tooling Systems Group and the Industrial Group. Financial information for each of these segments is summarized below:

                                                 Operating                                           Depreciation
                                        Net         Profit   Identifiable              Capital                and
                                      Sales          (Loss)       Assets       Expenditures (a)      Amortization
                                      -----          ------       ------       ----------------      ------------
 Year ended July 31, 1995:
 Services Group                    $ 34,716       $  4,790      $ 33,262               $   417            $ 1,427
 Tooling Systems Group               21,246          1,792        19,805                   140                827
 Industrial Group                    22,188            701         6,222                   360                536
 Corporate                                -         (2,040)        6,943                    53                (69)
                                   --------       --------      --------               -------            -------
      Total                        $ 78,150       $  5,243      $ 66,232               $   970            $ 2,721
                                   ========       ========      ========               =======            =======

 Year ended July 31, 1994:
 Services Group                    $ 28,063       $  2,494      $ 24,874               $   576            $ 1,198
 Tooling Systems Group               16,877          1,624        12,495                   408                499
 Industrial Group                    18,679            536         6,922                   213                422
 Corporate                                -         (1,864)        6,972                    76               (343)
                                   --------       --------      --------               -------            --------
      Total                        $ 63,619       $  2,790      $ 51,263               $ 1,273            $ 1,776
                                   ========       ========      ========               =======            =======

 Year ended July 31, 1993:
 Services Group                    $ 24,312       $  3,016      $ 23,167               $   364            $ 1,025
 Tooling Systems Group               17,087          1,165        12,425                   292                568
 Industrial Group (b)                17,205            235         7,556                   357                474
 Corporate                                -           (895)        1,908                   101                 89
                                   --------       --------      --------               -------            -------
      Total                        $ 58,604       $  3,521      $ 45,056               $ 1,114            $ 2,156
                                   ========       ========      ========               =======            =======

Notes

(a) Capital expenditures include $0, $253 and $198 of leased assets financed by capital lease obligations in fiscal 1995, 1994 and 1993, respectively.

(b) In November 1992 (fiscal 1993) the Company sold Penberthy (see Note 4). The Company reflected Penberthy as a discontinued operation.

NOTE 20 - SUBSEQUENT EVENTS (UNAUDITED)

On September 15, 1995, the Company announced that it had entered into a stock purchase agreement with Acme-Cleveland Corporation to acquire all of the outstanding stock of the National Acme Company, a subsidiary of Acme-Cleveland Corporation. The Company expects to consummate the acquisition during the first quarter of fiscal 1996. The Company will pay $9,600 in cash and assume all liabilities related to the business.

National Acme, located in Cleveland, Ohio, is the leading manufacturer of Acme-Gridley(R) multiple spindle bar and chucking machines, as well as a supplier of related after-market parts and service. National Acme's standard product offerings include over twenty different machine models. In addition, National Acme offers a broad array of after-market products and services, including repair parts, replacement tooling, retrofit upgrade kits and training and service contracts. National Acme's net sales for the three quarters of fiscal 1995 were $27,300 and for the fiscal 1994 year were $30,700.

                                    PART III



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 13, 1995, contains, under the caption "Election of Directors," information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.            EXECUTIVE COMPENSATION

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 13, 1995, contains, under the caption "Executive Compensation and Other Information," information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 13, 1995, contains, under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors," information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 13, 1995, contains, under the caption "Certain Relationships and Related Transactions," information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                    PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                    FORM 10-K

(a) (1) The following financial statements of DeVlieg-Bullard, Inc., are included herein under Item 8 of Part II; Pages 20 to 41.

          Report of Independent Accountants

          Balance Sheets
            July 31, 1995 and 1994

          Statements of Operations
            Years ended July 31, 1995, 1994 and 1993

          Statements of Cash Flows
            Years ended July 31, 1995, 1994 and 1993

          Statements of Changes in Stockholders' Equity
            Years ended July 31, 1995, 1994 and 1993

          Notes to the Company Financial Statements

    (2) The following financial statement schedules of DeVlieg-Bullard, Inc., are included herein on pages S-1 to S-3:

        Report of Independent Accountants on Financial Statement Schedules

        Schedule VIII   -     Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) DeVlieg-Bullard, Inc., did not file any reports on Form 8-K for the quarter ended July 31, 1995.

    (3) Management Contracts and Compensatory Plans and Arrangements

        DeVlieg-Bullard, Inc., 1989 Employee Stock Plan (included as Exhibit 10.03).

        DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors (included as Exhibit 10.14).

        Non-Interference and Non-Disclosure Agreement executed by William O. Thomas dated May 25, 1994 (included as Exhibit 10.30).

        Consulting Agreement dated as of August 1, 1995, between the Company and Stanwich Partners, Inc. (included as Exhibit 10.35).

(c)     Exhibits:

Exhibit
Number                      Description
-------                     -----------

3.1                Restated Certificate of Incorporation of the Company.
                   (Incorporated by reference to the Company's Registration Statement on Form S Registration No. 33-32725.)

3.2 Restated Bylaws of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

4.1 Specimen Common Stock Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

4.2                Article IV of the Restated Certificate of Incorporation of
                   the Company.   (Included in Exhibit 3.1.)

10.01 Form of Registration Rights Agreement dated as of March 22, 1990, among the Company and certain stockholders identified therein. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.02              License Agreement dated as of March 22, 1990, between D.V.
                   Associates, L.P. and the Company. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.03              DeVlieg-Bullard, Inc., 1989 Employee Stock Plan.
                   (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.04              Stanwich Industries, Inc. Savings Plan, as amended.
                   (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.05 Powermatic Division of Stanwich Industries, Inc. Pension Plan for Hourly Rated Employees pursuant to an Agreement with the United Steelworkers of America, AFL-CIO-CLC, and its Local Union No. 7431, as amended and restated. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.06 Universal Division of Stanwich Industries, Inc. Pension Plan for Hourly Rated Employees pursuant to an Agreement with Local Union No. 1131-UAW, as amended and restated. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.07 Shareholders' Agreement among DeVlieg Acquisition Company, its shareholders and Stanwich Industries, Inc. dated July 2, 1987. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.08 Amendment No. 1 to Shareholders' Agreement dated December 15, 1989. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.14 DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1991.)

10.17 Asset Purchase Agreement dated September 21, 1992, by and between Penberthy, Inc. and Penberthy Products, Inc. The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1992.)

10.18 Redemption Agreement dated as of December 29, 1992, between White Consolidated Industries, Inc. and DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1993.)

10.19 Amended and Restated Lease Agreement by and between Corporate Property Associates 5 and DeVlieg-Bullard, Inc., dated as of April 3, 1986, and amended and restated as of November 24, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.)

10.20 Asset Purchase Agreement dated as of March 23, 1993, by and between Brown & Sharpe Manufacturing Company and DeVlieg-Bullard, Inc. The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.)

10.21 Trademark License Agreement dated as of March 23, 1993, by and between Brown & Sharpe Manufacturing Company and DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.)

10.22 Commercial Revolving Loan and Term Loan Agreement between DeVlieg-Bullard, Inc., and Shawmut Bank Connecticut, N.A. dated as of May 23, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.23 Commercial Revolving Promissory Note issued as of May 23, 1994, by the Company to Shawmut Bank Connecticut, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.24 Term Promissory Note issued as of May 23, 1994, by the Company to Shawmut Bank Connecticut, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.25 Investment Agreement dated May 25, 1994, among (i) the Company and (ii) Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation, Banc One Capital Partners Corporation, and PNC Capital Corp. The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.26 Debenture in the original principal amount of $2,360,000 issued May 25, 1994, by the Company to Allied Investment Corporation, the "Allied Investment Corporation Debenture." In addition, the Company issued the following debentures which are substantially identical to the Allied Investment Corporation Debenture except as to Holder and amount:

                       Holder                                          Principal Amount
                       ------                                          ----------------
                       Allied Investment Corporation II                     $ 1,300,000
                       Allied Capital Corporation                               340,000
                       Banc One Capital Partners Corporation                  4,000,000
                       PNC Capital Corp.                                      4,000,000

                   (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.27 Class A Stock Purchase Warrant issued by the Company May 25, 1994, to PNC Capital Corp., the "PNC Class A Warrant," for the right to purchase 333,333 shares of the Company's common stock. In addition, the Company issued the following warrants which are substantially identical to the PNC Class A Warrant except as to Holder and number of shares subject to warrant:

                                                                     No. Shares Subject
                       Holder                                                to Warrant
                       ------                                                ----------
                       Allied Investment Corporation                            196,668
                       Allied Investment Corporation II                         108,333
                       Allied Capital Corporation                                28,333
                       Banc One Capital Partners Corporation                    333,333

                   (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.28 Class B Stock Purchase Warrant issued to PNC Capital Corp., the "PNC Class B Warrant," by the Company May 25, 1994, for the right to purchase one-third of the number of shares of the Company's common stock available in the aggregate pursuant to the terms of paragraph 2.02 of the Investment Agreement (an unexecuted form of which constitutes Exhibit
                   2.01 to the Investment Agreement referred to above in
                   Exhibit 10.25 to this report). In addition, the Company issued the following warrants which are substantially identical to the PNC Class B Warrant except as to Holder and number of shares subject to warrant:

                       Pro Rata Share of                              No. Shares Subject
                       Holder                                                 to Warrant
                       ------                                                 ----------
                       Allied Investment Corporation                              19.7%
                       Allied Investment Corporation II                           10.8%
                       Allied Capital Corporation                                  2.8%
                       Banc One Capital Partners Corporation                      33.3%

                   (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.29 Registration Agreement dated May 25, 1994, by and between DeVlieg-Bullard, Inc., and Allied Investment Corporation, Allied Investment Corporation II, Allied Capital Corporation, Banc One Capital Partners Corporation and PNC Capital Corp. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.30 Non-Interference and Non-Disclosure Agreement executed by William O. Thomas dated May 25, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.31 First Amendment to the DeVlieg-Bullard, Inc., 1989 Employee Stock Plan approved by the Company's stockholders at the annual meeting of stockholders held on December 15, 1993. (Incorporated by reference to the Company's Proxy Statement dated November 19, 1993.)

10.32 Retirement Plan for Salaried Employees of DeVlieg-Bullard, Inc., and Affiliated Companies, as amended and restated on June 3, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending July 31, 1994.)

10.33 Collective Bargaining and Skilled Trades Training Agreements between Tooling Systems Division of DeVlieg-Bullard, Inc., and United Automobile, Aerospace and Agricultural

                   Implement Workers of America - UAW and its Local Union No. 1131, dated August 23, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.)

10.34 Collective Bargaining Agreement between Powermatic Division of DeVlieg-Bullard, Inc., and United Steelworkers of America, AFL-CIO-CLC, on behalf of Local Union No. 7431, effective July 1, 1995.

10.35 Consulting Agreement dated as of August 1, 1995, between the Company and Stanwich Partners, Inc.

10.36 Memorandum of Closing dated as of September 9, 1994, between the Company and the Cushman Industries Liquidating Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.)

10.37 Product Supply Agreement dated as of September 9, 1994, between the Company and the Cushman Industries Liquidating Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.)

10.38 Stock Purchase Agreement by and between the shareholders of H.B. Industries, Inc. and DeVlieg-Bullard, Inc., dated November 30, 1994. The Company agrees to furnish supplementally any omitted schedules to the Commission upon request. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.)

10.39 Amendment Agreement made as of January 31, 1995, between DeVlieg-Bullard, Inc., and Shawmut Bank Connecticut, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

10.40 Asset Purchase Agreement dated January 23, 1995, by and between DeVlieg-Bullard, Inc., Mideastern, Inc., and the shareholders of Mideastern, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted but will be provided supplementally to the Commission upon request.) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 1995.)

10.41 Earnout Note dated January 23, 1995, in the principal amount of $600,000 issued by DeVlieg-Bullard, Inc., to Mideastern, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 1995.)

10.44 Stock Purchase Agreement among Acme-Cleveland Corporation, AC Intermediate Company and DeVlieg-Bullard, Inc., Dated September 7, 1995. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted but will be provided supplementally to the Commission upon request.)

23                 Consent of Price Waterhouse LLP

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 1995.


DEVLIEG-BULLARD, INC.



By:                /s/ William O. Thomas
                   ------------------------------
                   William O. Thomas
                   President and
                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures and Title(s)                                          Date
-----------------------                                          ----


/s/ William  O. Thomas                                    September 21, 1995
-----------------------
    William O. Thomas
    President and Chief Executive Officer
    and Director
    (Principal Executive Officer)



/s/ Lawrence M. Murray                                    September 21, 1995
-----------------------
    Lawrence M. Murray
    Vice President and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)



/s/ Charles E. Bradley                                    September 21, 1995
-----------------------
    Charles E. Bradley, Director,
    Chairman of the Board



/s/ Thomas L. Cassidy                                     September 21, 1995
---------------------
    Thomas L. Cassidy, Director

Signatures and Title(s)                                         Date
----------------------                                          ----


/s/ George A. Chandler                                    September 21, 1995
----------------------
    George A. Chandler, Director





/s/ John G. Poole                                         September 21, 1995
-----------------
    John G. Poole, Director





/s/ Burton C. Borgelt                                     September 21, 1995
---------------------
    Burton C. Borgelt, Director





/s/ John R. Kennedy                                       September 21, 1995
-------------------
    John R. Kennedy, Director





/s/ John E. McConnaughy, Jr.                              September 21, 1995
-----------------------------
    John E. McConnaughy, Jr., Director

                             DeVlieg-Bullard, Inc.
                     Index To Financial Statement Schedules




                                  Description

                   Report of Independent Accountants on Financial
                   Statement Schedules                                   S-2

Schedule VIII   -  Valuation and Qualifying Accounts                     S-3



All other financial statement schedules are either not required or not applicable to the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of DeVlieg-Bullard, Inc.


Our audits of the financial statements referred to in our report dated September 8, 1995 appearing on page 21 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K on page 43. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjuction with the related financial statements.





/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 8, 1995

                             DeVlieg-Bullard, Inc.
               Schedule VIII - Valuation and Qualifying Accounts
                                 (in thousands)



                                                     Additions       Additions
                                    Balance at      Charged to      Charged to                       Balance at
                                August 1, 1992         Expense           Other     Deductions     July 31, 1993
                                --------------         -------           -----     ----------     -------------
Accounts Receivable                   $    959      $    251        $    (241)     $      -             $   969
Inventories                             11,602        (2,424) (4)           -        (2,488) (5)          6,690
Deferred Tax Assets                          -             -           14,944 (1)    (5,198)              9,746



                                                     Additions       Additions
                                    Balance at      Charged to      Charged to                       Balance at
                                August 1, 1993         Expense           Other     Deductions     July 31, 1994
                                --------------         -------           -----     ----------     -------------
Accounts Receivable                    $   969      $    107             $ 36 (2)  $   (276) (3)        $   836
Inventories                              6,690        (1,556) (4)           -           (99) (5)          5,035
Deferred Tax Assets                      9,746             -                -        (4,301)              5,445



                                                     Additions       Additions
                                    Balance at      Charged to      Charged to                       Balance at
                                August 1, 1994         Expense           Other     Deductions     July 31, 1995
                                --------------         -------           -----     ----------     -------------
Accounts Receivable                    $   836        $  187          $   189 (6)   $  (290) (3)        $   922
Inventories                              5,035          (205) (4)       1,296 (6)       (21) (5)          6,105
Deferred Tax Assets                      5,445             -                -        (2,962)              2,483


(1) Upon adoption of SFAS 109, the Company recorded a valuation allowance of $13,109 against net deferred tax assets of $13,109. Upon adoption of SFAS 106, additional valuation allowance of $1,835 was recorded.

(2)      Recoveries of amounts previously written off.

(3)      Write-off amounts deemed uncollectible.

(4)      Provision for obsolescence, net of inventory sold.

(5)      Scrapped inventory.

(6) Includes reserves of companies acquired (see Note 3 of Notes to the Company Financial Statements).