Form 10-Q
period 1995-10-31
DEVLIEG BULLARD INC
filed 1995-12-15
CIK 858710

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                 --------------    --------------

Commission file number 0-18198


                            DeVlieg-Bullard, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                        62-1270573
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                           Identification No.)


       One Gorham Island, Westport, CT                              06880
  ----------------------------------------                        ----------
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

The number of shares of common stock outstanding as of November 21, 1995 was 12,250,000.

                             DeVlieg-Bullard, Inc.

                                     INDEX


PART I -   FINANCIAL INFORMATION                                              Page
           ---------------------                                              ----
         Item 1.       Financial Statements:
                        Balance Sheets--
                         October 31, 1995 and July 31, 1995                    2

                        Statements of Operations--
                           Three Months Ended October 31, 1995
                           and October 31, 1994                                3

                        Statements of Cash Flows--
                           Three Months Ended October 31, 1995
                           and October 31, 1994                                4

                        Notes to Financial Statements                          6

         Item 2.       Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                          13


PART II -         OTHER INFORMATION                                            16
                  -----------------

         Item 1.      Legal Proceedings

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                     18

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                             DeVlieg-Bullard, Inc.
                                 Balance Sheets
                       (in thousands, except share data)

                                                                  October 31, 1995      July 31,   1995
                                                                  ----------------      ---------------
                                                                        (unaudited)
                                                  ASSETS
                                                  ------
 Current assets:
     Cash and cash equivalents                                            $    516              $   415
     Accounts receivable, net                                               15,466               11,148
     Inventories, net                                                       37,468               22,421
     Other current assets                                                    3,591                2,337
                                                                          --------              -------
       Total current assets                                                 57,041               36,321

 Property, plant and equipment, net                                         14,007                6,876
 Other assets                                                               50,115               23,035
                                                                          --------              -------
       Total assets                                                       $121,163              $66,232
                                                                          ========              =======

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
 Current Liabilities:
     Accounts payable                                                     $  9,918              $ 6,520
     Accrued expenses and other current liabilities                         16,070                4,706
     Revolving credit agreement                                             18,282               12,115
     Current portion of long-term debt                                       3,072                2,149
                                                                          --------              -------
       Total current liabilities                                            47,342               25,490

 Long-term debt                                                             13,691               13,639
 Postretirement benefit obligation                                          27,819                5,022
 Other noncurrent liabilities                                               11,114                1,511
                                                                          --------              -------
       Total liabilities                                                    99,996               45,662

 Stockholders' equity:
     Common stock, $0.01 par value; authorized
       30,000 shares; issued and outstanding
       12,250,000                                                              123                  123
     Additional paid-in capital                                             34,049               32,299
     Excess purchase price over net assets from the
       Services Group acquisition                                          (16,358)             (16,358)
     Retained earnings                                                       3,543                4,663
     Cumulative translation adjustment                                        (160)                (157)
                                                                          --------              -------
       Total stockholders' equity                                           21,197               20,570
                                                                          --------              -------
       Total liabilities and stockholders' equity                         $121,163              $66,232
                                                                          ========              =======

The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                            Statements of Operations
               (unaudited - in thousands, except per share data)



                                                                                Three Months Ended
                                                                                    October 31,
                                                                            1995                   1994
                                                                            ----                   ----
 Net sales                                                               $21,375                $18,530
 Cost of sales                                                            15,508                 13,510
                                                                         -------                -------
     Gross profit                                                          5,867                  5,020

 Operating expenses:
     Engineering                                                             288                    275
     Selling                                                               1,909                  1,718
     General and administrative                                            2,086                  1,939
                                                                         -------                -------
       Total operating expenses                                            4,283                  3,932
                                                                         -------                -------
     Operating profit                                                      1,584                  1,088

 Litigation expense                                                        2,600                      -
 Other (income) expense, net                                                  70                     64
                                                                         -------                -------
     Income before interest and income taxes                              (1,086)                 1,024

 Interest expense                                                            846                    527
                                                                         -------                -------

 Income before income taxes                                               (1,932)                   497
 Provision for income taxes                                                 (812)                   162
                                                                         -------                -------

 Net income                                                              $(1,120)               $   335
                                                                         =======                =======

 Income per common share                                                 $ (0.08)               $  0.03
                                                                         =======                =======

 Average common shares and equivalents outstanding                        13,551                 13,250
                                                                         =======                =======





The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                          (unaudited - in thousands)

                                                                               Three Months Ended
                                                                                    October 31,
                                                                            1995                   1994
                                                                            ----                   ----
 Cash flows from operating activities:
 Net income                                                              $(1,120)                $  335
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                          771                    573
      Provision for losses on accounts receivable                             61                     48
 Change in assets and liabilities, net of effects from
   acquisitions
      Decrease/(increase) in accounts receivable                             428                   (656)
      (Increase)/decrease in inventories                                    (414)                   148
      Decrease in other current assets                                    (1,197)                (1,014)
      Increase in accounts payable                                         1,466                     13
      Increase in accrued expenses and other current
          liabilities                                                      1,972                    249
      Other, net                                                             (47)                   227
                                                                         -------                 ------
      Net cash provided by (used for) operating activities                 1,920                    (77)
                                                                         -------                 ------

 Cash flows from investing activities:
   Capital expenditures                                                     (189)                  (337)
   Purchase of business                                                   (9,188)                (2,718)
                                                                         -------                 ------
      Net cash used for investing activities                              (9,377)                (3,055)
                                                                         -------                 ------

 Cash flows from financing activities:
   Net change in revolving credit agreement                                6,167                  2,044
   Proceeds from issuance of long-term debt                                5,000                      -
   Payments on long-term debt                                             (2,693)                  (186)
   Debt issuance costs                                                      (913)                     -
                                                                         -------                 ------
       Net cash provided by financing activities                           7,561                  1,858
                                                                         -------                 ------

 Effect of exchange rate changes on cash                                      (3)                    36
                                                                         -------                 ------

 Net increase/(decrease) in cash and cash equivalents                        101                 (1,238)
 Cash and cash equivalents at beginning of period                            415                  1,654
                                                                         -------                 ------
 Cash and cash equivalents at end of period                              $   516                 $  416
                                                                         =======                 ======





The accompanying notes are an integral part of these financial statements.

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                              $953                   $529
      Income taxes, net of refunds                                          (249)                   111


During the three months ended October 31, 1995, the Company assumed liabilities in the amount of $42,638 in connection with the acquisition of The National Acme Company (See Note 2). In addition, the Company accrued $1,500 for additional purchase price adjustment as provided for in the stock purchase agreement.

In connection with obtaining the consent of the holders of the $12,000 principal amount of subordinated debentures to the acquisition of National Acme and to the refinancing of the Company's senior credit facility and to the refinancing of $4,000 principal amount of such subordinated debentures, the Company issued stock purchase warrants valued at $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures (see
Note 7).

                             DeVlieg-Bullard, Inc.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of October 31, 1995 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1996 ("fiscal 1996") and the fiscal year ended July 31, 1995 ("fiscal 1995") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

NOTE 2:  ACQUISITION

On October 23, 1995, the Company acquired (the "Acquisition") all of the outstanding stock of The National Acme Company, an Ohio corporation ("National Acme"). Immediately following the consummation of the Acquisition, National Acme was merged with and into the Company with the Company as the surviving corporation.

The consideration for the Acquisition consisted of $8,288 for the outstanding stock of National Acme and $900 in consideration for a non-competition agreement. The purchase price is subject to adjustment based on the net worth (as defined) of National Acme at the closing based on an audited balance sheet of National Acme on that date. An accrual of $1,500 has been made to reflect the estimated purchase price adjustment; $1,000 of that amount has been allocated to the non-compete agreement. The Company borrowed funds from its new senior debt facility to finance the Acquisition (see Note 6).

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

The Acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the estimated fair market value of net assets acquired based on information available at this time. Such amounts may change as additional information becomes available. The excess of purchase price over net assets acquired of $17,520 will be amortized on a straight line basis over thirty years. The non-compete agreement of $1,900 will be amortized on the straight line basis over five years. Liabilities of $42,638 were assumed in connection with the Acquisition, primarily for postretirement medical benefits $(24,887) and pension benefits $(10,795). The accounts of National Acme have been included in the Company's balance sheet as of October 31, 1995 and the results of operations will be included with those of the Company starting in the second quarter of fiscal 1996.

The following pro forma information is based on historical balance sheet data of the Company and National Acme as of July 31, 1995. The unaudited pro forma combined results of operations for the three months ended October 31, 1995, and for the year ended July 31, 1995, have been prepared based on the individual statements of the Company and National Acme as if the Acquisition had taken place on August 1, 1995 and 1994, respectively.

In preparing the unaudited pro forma results of operations and balance sheet data, adjustments were made to the historical financial statements under the assumptions set forth in the accompanying notes thereto. The pro forma results are not necessarily indicative of what would have been obtained if the operations had been combined during fiscal 1996 and 1995, nor are they necessarily indicative of the results that may occur in the future.

                                            Pro Forma Balance Sheet
                                              As of July 31, 1995

                                            DeVlieg-        National
                                       Bullard, Inc.            Acme     Adjustments                Combined
 Cash                                        $   415         $ 2,663         $(2,660)   a           $    418
 Accounts receivable, net                     11,148           4,993                                  16,141
 Inventories, net                             22,421           5,497           8,553    b             36,471
 Receivable from affiliate                         -           4,099          (4,099)   a                  -
 Other current assets                          2,337              77                                   2,414
                                             -------         -------                                --------
   Total current assets                       36,321          17,329                                  55,444
 Property, plant and equipment                 6,876           2,317           5,336    c             14,529
 Other assets                                 23,035             833          27,949    h             51,817
                                             -------         -------                                --------
   Total assets                              $66,232         $20,479                                $121,790
                                             =======         =======                                ========

 Accounts payable                            $ 6,520         $ 2,099                                $  8,619
 Accrued expenses and other
   current liabilities                         4,706           9,563                                  14,269
 Revolving credit agreement                   12,115               -           9,084    d,e           21,199
 Current portion of long-term debt             2,149             340             600    d              3,089
                                             -------         -------                                --------
   Total current liabilities                  25,490          12,002                                  47,176
 Long-term debt                               13,639             365             150    d,f           14,154
 Postretirement benefit obligation             5,022          24,510          (2,703)   g             26,829
 Other noncurrent liabilities                  1,511           6,757           3,043    g             11,311
                                             -------         -------                                --------
   Total liabilities                          45,662          43,634                                  99,470
 Stockholders' equity
   Common stock                                  123               -                                     123
 Additional paid-in capital                   32,299          65,552         (63,802)   a,f           34,049
 Excess purchase price over net
   assets from the Services Group
     acquisition                             (16,358)              -                                 (16,358)
 Pension adjustment                                -          (6,058)          6,058    g                  -
   Retained earnings                           4,663         (82,649)         82,649    a              4,663
   Cumulative translation adjustment            (157)              -                                    (157)
                                             -------         -------                                --------
   Total stockholders' equity                 20,570         (23,155)                                 22,320
                                             -------         -------                                --------
   Total liabilities and
     stockholders' equity                    $66,232         $20,479                                $121,790
                                             =======         =======                                ========

Assumptions used in pro forma balance sheet:
a    Eliminate intercompany and equity accounts of National Acme.
b To adjust inventory values to estimated fair market values as of the purchase and adjust estimated excess and obsolete reserves.
c To adjust property, plant and equipment to fair market value based on appraisals.
d To record additional debt for the refinancing of the senior credit agreement and for the purchase of National Acme and other refinancing and acquisition costs.
e    To accrue for the estimated purchase price adjustment.
f To record the issuance of stock purchase warrants valued at $1,750. These warrants were recorded as additional discount to the subordinated debt.
g To adjust postretirement benefit and pension obligations based on actuarial estimates.
h To record excess of purchase price over assets acquired, deferred taxes and non-compete agreement.

                                             Pro Forma Results of Operations
                                       For the Three Months Ended October 31, 1995

                                            DeVlieg-        National
                                       Bullard, Inc.            Acme     Adjustments                Combined
 Net sales                                   $21,375          $8,484                                 $29,859
 Cost of sales                                15,508           5,952             416    a,b           21,876
                                             -------          ------                                 -------
   Gross profit                                5,867           2,532                                   7,983
 Operating expenses                            4,283           1,661            (138)   c              5,806
                                             -------          ------                                 -------
   Operating profit                            1,584             871                                   2,177
 Litigation expense                            2,600           -                                       2,600
 Other (income)/expense                           70             (42)             46    c                 74
                                             -------          ------                                 -------
   Earnings before interest and taxes         (1,086)            913                                    (497)
 Interest expense                                846              11             373    d              1,230
                                             -------          ------                                 -------
  Earnings before taxes                       (1,932)            902                                  (1,727)
 Income taxes                                   (812)              -              86    e               (726)
                                             -------          ------                                 -------
   Net income                                $(1,120)         $  902                                 $(1,001)
                                             =======          ======                                 =======
 Income (loss) per common share              $ (0.08)                                                $ (0.07)
                                             =======                                                 =======
 Weighted average common shares
   and equivalents outstanding                13,551                             629    f             14,180
                                             =======                                                 =======


                                             Pro Forma Results of Operations
                                        For the Twelve Months Ended July 31, 1995

                                                                              Adjust-
                                                       National Acme            ments               Combined
                                        DeVlieg-       -------- ----
                                   Bullard, Inc.     10 months     2 months
Net sales                                $78,150       $30,675       $6,044                         $114,869
Cost of sales                             55,995        22,185        4,773     1,488  a,b            84,441
                                         -------       -------       ------                         --------
  Gross profit                            22,155         8,490        1,271                           30,428
Operating expenses                        16,912         6,288        1,286      (550) c              23,936
                                         -------       -------       ------                         --------
  Operating profit                         5,243         2,202          (15)                           6,492
Nonrecurring item                          1,500             -            -                            1,500
Other (income)/expense                       338          (541)        (174)      488  c                 111
                                         -------       -------       ------                         --------
  Earnings before interest and             3,405         2,743          159                            4,881
taxes
Interest expense                           2,594            42           12     1,600  d               4,248
                                         -------       -------       ------                         --------
  Earnings before taxes                      811         2,701          147                              633
Income taxes                                (582)            -           -        (75) e                (657)
                                         -------       -------       ------                         --------
  Net income                             $ 1,393       $ 2,701       $  147                         $  1,290
                                         =======       =======       ======                         ========
Income (loss) per common share           $  0.11                                                    $   0.09
                                         =======                                                    ========
Weighted average common shares
  and equivalents outstanding             13,257                                  696  f              13,953
                                         =======                                                    ========

Assumptions used in pro forma results of operations:
a    To amortize intangible assets over their respective lives.
b To record additional depreciation expense on the write-up of property, plant and equipment to their fair market values.
c To eliminate intercompany charges from previous parent company and to eliminate interest income.
d To record additional interest expense for the increases in debt balances and the effects of refinancing the senior credit facility and the issuance of the junior subordinated debentures (see Note 6).
e To record tax expense on the results of operations of National Acme and the above transactions.
f    To record additional shares issued for stock purchase warrants
     (see Note 7).

NOTE 3:  INVENTORIES

Inventories consisted of:

                                                                       October 31,               July 31,
                                                                           1995                   1995
                                                                           ----                   ----
                                                                        (unaudited)
 Raw materials                                                             $ 1,355                $   781
 Work-in-process                                                            12,393                  5,303
 Finished goods                                                             23,720                 16,337
                                                                           -------                -------
                                                                           $37,468                $22,421
                                                                           =======                =======

NOTE 4:  OTHER ASSETS

Other assets consisted of:
                                                                       October 31,              July 31,
                                                                           1995                   1995
                                                                           ----                   ----
                                                                        (unaudited)
 Intangible assets, primarily engineering drawings                         $12,009                $12,021
 Excess of purchase price over net assets acquired                          17,520                      -
 Goodwill                                                                    7,401                  7,295
 Deferred taxes, net of valuation allowance                                 11,806                  5,059
 Deferred financing costs                                                    2,428                  1,515
 Investments carried at equity                                                 137                    137
 Pension assets                                                                432                    432
 Other                                                                       3,777                  1,535
                                                                           -------                -------
                                                                            55,510                 27,994
 Less: accumulated amortization                                             (5,395)                (4,959)
                                                                           -------                -------
                                                                           $50,115                $23,035
                                                                           =======                =======

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:
                                                                       October 31,               July 31,
                                                                           1995                   1995
                                                                           ----                   ----
                                                                        (unaudited)
 Real property                                                             $ 5,732                $ 2,382
 Machinery and equipment                                                    13,600                  9,928
 Capitalized leased assets                                                   1,539                  1,539
 Furniture and fixtures                                                      3,794                  3,278
                                                                           -------                -------
                                                                            24,665                 17,127
 Less: accumulated depreciation                                            (10,658)               (10,251)
                                                                           -------                -------
                                                                           $14,007                $ 6,876
                                                                           =======                =======

NOTE 6:  REFINANCING OF DEBT

On October 23, 1995, the Company replaced its existing revolving credit agreement and term loan with a $30,000 senior credit facility comprised of a $25,000 revolving credit agreement and a $5,000 term loan. The funding occurred on October 23, 1995, contemporaneously with the Company's completion of the acquisition of National Acme (see Note 2).

The senior credit facility is secured by all of the Company's assets. Under the terms of the facility, the Company is required to comply with various operational and financial covenants, as defined, including (i) minimum net worth, (ii) interest coverage ratio, (iii) liabilities to net worth ratio, (iv) current ratio, (v) fixed charge coverage ratio and (vi) minimum earnings levels, as defined. In addition, the facility places limitations on the Company's ability to make capital expenditures and to pay dividends.

The facility matures on October 23, 1998, subject to renewal by agreement of the parties. Amounts available under the revolving credit agreement are based upon a formula related to the Company's eligible accounts receivable and inventories. Interest on outstanding balances is payable monthly in arrears. Interest rates are based on the prime rate or alternative rates based on LIBOR. A line of credit fee of 0.25% per annum is payable monthly on the difference between the revolving credit agreement and the average loan balance under the agreement. The revolving credit agreement also provides for a $300 loan facility fee paid at closing and a collateral management fee of $50 per year, payable at the date of closing and annually thereafter. There are early termination fees should the Company terminate the agreement prior to its third anniversary.

The term loan is payable in 35 equal installments of $86, with a payment in the 36th month of $2,000. Interest on the term loan is payable monthly. Interest rates are based on the prime rate or alternative rates based on LIBOR.

Borrowings of $23,900 under the agreement were incurred at the closing to retire the existing senior credit facility and to finance the Acquisition. The Company anticipates approximately $1,000 in financing costs will be incurred related to the refinancing. These costs will be capitalized and amortized over the life of the debt.

Consummation of the Acquisition and the refinancing required the consent of the holders of the Company's $12,000 principal amount of subordinated debt (the "Subordinated Debt"), pursuant to the terms of the Investment Agreement dated May 25, 1994 (the "Investment Agreement"). Due to the inability of the Company to obtain the consent of one of the debenture holders on mutually agreeable terms, Charles E. Bradley and John G. Poole, directors and significant shareholders of the Company, loaned the Company $2,500 and $1,500, respectively, pursuant to the terms of Junior Subordinated Debentures (the "Junior Subordinated Debt"), to repay the principal owed to one of the subordinated debenture holders. Interest on the Junior Subordinated Debt accrues at a rate of 14.5% per annum, with cash interest payable at 11% per annum on a quarterly basis. The Junior Subordinated Debt matures on June 30, 2001, or 30 days after the Subordinated Debt is paid in full. The Subordinated Debt matures $2,000 in 1999 and 2000 and $4,000 at maturity in 2001.

Also in connection with the refinancing, the holders of the Subordinated Debt agreed to release their security interest in the Company's assets. Messrs. Bradley and Poole have pledged assets to secure the Subordinated Debt and will receive $90 annually as a collateral fee for as long as the pledge is in effect, payable in monthly installments.

NOTE 7:  STOCK PURCHASE WARRANTS

In connection with the issuance of the Junior Subordinated Debt, the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") to Messrs. Bradley and Poole, representing the right to purchase 52 and 31 shares of the Company's common stock, respectively. These Class A Warrants were originally issued to the subordinated debenture holder who was bought out by Messrs. Bradley and Poole.

Pursuant to the terms of the Investment Agreement, as amended, the Company issued Class A Stock Purchase Warrants to acquire 500 shares of the Company's Common Stock. The Company also issued Class C Stock Purchase Warrants to acquire 750 shares of the Company's Common Stock, subject to adjustment in certain circumstances ("Class C Warrants") to the subordinated and junior subordinated debenture holders, pro rata based on the principal amount of the Subordinated Debt and Junior Subordinated Debt. The exercise price of the Class A and Class C Warrants is $0.01 per share. The Class A Warrants may be exercised at any time in whole or in part from and after October 23, 1997, and shall expire the later of three years from the date of final payment on the Subordinated Debt or May 25, 2004. The Class C Warrants may be exercised at any time after October 31, 1998, subject to earlier exercise upon the sale of the Company, and expire on the later of three years after the payment of the Subordinated Debt or October 31, 2005.

The number of shares of the Company's Common Stock which the holders of the Class C Warrants have the right to acquire may be reduced based on the Company attaining earnings levels, as defined in the Investment Agreement, as amended. Although the Company believes that it will attain sufficient earnings levels such that the holders of the Class C Warrants will not have the right to acquire shares of the Company's common stock pursuant thereto, no assurance can be given that the Company will attain satisfactory earnings levels. As a result of this uncertainty, the Company has recorded 200 as likely to be issued at this time. The Class A and Class C Warrants have an aggregate fair market value of $1,750. Such amount increased Additional paid-in capital and is recorded as a discount to the subordinated debentures. This discount will be amortized as interest expense over the life of the subordinated debt.

                             DEVLIEG-BULLARD, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company, including its Services, Tooling Systems and Industrial operating groups. Amounts, except per share data, are expressed in thousands.

ACQUISITION
On October 23, 1995, the Company purchased The National Acme Company for $9,188 in cash, plus $1,500 accrued for additional purchase price adjustment and the assumption of $42,638 in liabilities. (See Note 2 of Notes to Financial Statements.) National Acme's sales for the ten months ended July 31, 1995 were $30,675 and for fiscal 1994 were $30,668. The balance sheet for National Acme has been included in the financial statements. The results of operations of National Acme will be included with the Company starting in the second quarter of fiscal 1996.

THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1994. Net sales for the first quarter of fiscal 1996 were $21,375 compared to $18,530 for the first quarter of fiscal 1995, an increase of $2,875, or 15.4%, reflecting increases in all of the Company's operating groups. The increase in net sales by operating group for the first quarter of fiscal 1996 compared to the same prior year period consists of $2,988, or 24.9%, in the Services Group; $567, or 10.9%, in the Tooling Systems Group; and $290, or 5.4%, in the Industrial Group.


Gross profit for the first quarter of fiscal 1996 was $5,867 compared to $5,020 for the first quarter of fiscal 1995, an increase of $847, or 16.9%, reflecting increases in each operating group. Gross profit as a percentage of net sales was 27.4% and 27.1% in the first quarter of fiscal 1996 and fiscal 1995, respectively, reflecting improvements in the Services Group offsetting a decline in the Tooling Systems Group. The Industrial Group gross profit as a percentage of net sales was approximately the same for the first quarter of fiscal 1996 as compared with the same period a year ago.

Operating expenses were $4,283 or 20.0% of net sales, compared to $3,932, or 21.2% of net sales, in the first quarter of fiscal 1996 and fiscal 1995, respectively. Operating expenses exceed prior year for the first fiscal quarter, primarily due to the higher sales volume and acquisitions made during fiscal 1995. The decrease in operating expenses as a percentage of net sales is attributable to continued cost reduction programs implemented by the Company.

Litigation expenses of $2,600 were recorded during the first quarter of fiscal 1996. Of these expenses, $2,200 $(1,320 after taxes) relates to an adverse judgment rendered in a breach of contract suit. Although the Company accrued for the full jury verdict, plus interest and other legal costs, it has filed post-trial motions seeking to set aside the jury's verdict and enter judgement dismissing certain claims as a matter of law or, in the alternative, to set aside the jury's verdict and order a new trial on the ground that the jury's verdict was against the weight of the evidence. The balance of the expenses are legal costs incurred in connection with the class action suit filed in 1992.

Interest expense was $846 in the first quarter of fiscal 1996 compared to $527 in the first quarter of fiscal 1995, an increase of $319. The increase in interest expense during the fiscal 1996 three month period ended October 31, compared to the same fiscal 1995 period is due to higher average outstanding debt balances resulting from the fiscal 1995 acquisitions and higher effective interest rates.

An income tax benefit of $812 was recorded for the first three months of fiscal 1996, compared to income tax expense of $162 compared for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $1,920 for the three months ended October 31, 1995 compared to net cash used for operating activities of $77 for the three months ended October 31, 1994.

Capital expenditures were $189 in the first three months of fiscal 1996 compared to $337 in the same prior year period. As of October 31, 1995, the Company had no material commitments for specific capital expenditures.

Cash of $9,188 was used for the acquisition of The National Acme Company on October 23, 1995. A final payment will be made on the basis of a net worth adjustment as defined in the stock purchase agreement. The Company has accrued $1,500 for such payment.

The balance outstanding under the Company's revolving credit agreement was $18,282 at October 31, 1995 compared to $12,115 at July 31, 1995. Long-term debt, including current maturities, was $18,773 and $15,788 at October 31, 1995 and July 31, 1995, respectively. The Company's total indebtedness was $37,055 and $27,903 at October 31, 1995 and July 31, 1995, respectively, an increase of $9,152. Borrowings under the revolving credit agreement were used primarily to finance the National Acme acquisition (see Note 2 of Notes to Financial Statements). As outlined in Note 6 of Notes to Financial Statements, the Company entered into a new $30,000 senior debt facility in October 1995. Borrowings under these facilities were used to repay the then existing senior debt facility and are available for working capital requirements and to fund acquisitions.

The new senior debt facility aggregating $30,000 is comprised of a $5,000 term loan and a revolving credit agreement which provides for borrowings up to $25,000. The term loan requires monthly principal payments of approximately
$86 beginning November 30, 1995, through September 30, 1998, with a final payment of $2,000 due on October 23, 1998. Interest on the term loan is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 9.125% at October 31, 1995. The Company's new revolving credit agreement, which matures on October 23, 1998, subject to renewal, permits borrowings of up to $25,000 subject to collateral maintenance requirements. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears and interest rates are determined at the time of borrowing based on the prime rate or alternative rates based on LIBOR. The effective rate based on LIBOR was 8.875% at October 31, 1995. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at October 31, 1995 were $3,959.

Pursuant to the subordinated debt facility, the Company issued subordinated debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by junior subordinated debt (see Note 6 of Notes to Financial Statements). The subordinated debentures provide for the repayment of principal of $2,000 in fiscal 1999 and 2000 and $4,000 in fiscal 2001. Interest payments on the subordinated debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The junior subordinated debt provides for the repayment of principal of $4,000 in June 2001 or thirty days after the payment of the subordinated debentures. Interest accrues at 14.5% per annum on the junior subordinated debt, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. In connection with the issuance of the subordinated debentures in May 1994, the Company issued the holders warrants to purchase one million shares of the Company's common stock at $0.01 per share, which were valued at $1,750, and a presently indeterminable number of additional shares at $0.01 per share, which may become available pursuant to a formula, dependent upon the outcome of the certain legal proceedings. In addition, in connection with the issuance of the junior subordinated debt and refinancing of the senior credit facility, the Company issued 500 additional Class A and 750 Class C stock purchase warrants (see Note 7 of Notes to Financial Statements). These were valued at $1,750.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of $1,323,228, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. A final determination of the amount of the judgment has not been made at this time. The plaintiff had alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The Company had countersued for the remaining balance due under the contract of $279,544.

The Company believes that the jury's verdict in this case failed to consider material evidence in the case that indicates that the Company was not in breach of the contract and has filed post-trial motions seeking to set aside the jury's verdict and enter judgments dismissing certain claims as a matter of law or, in the alternative, to set aside the jury's verdict and order a new trial on the ground that the jury's verdict was against the weight of the evidence. These motions were argued on December 7, 1995, however, the court has yet to rule on such motions. No assurance can be given that such post-trial motions or any subsequent appeal will be successful. Accordingly, the Company has made an accrual in the amount $2.2 million for the jury's verdict, plus interest and other costs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

During the quarter ended October 31, 1995, the Company filed the following reports on Form 8-K:

Date of Report:   November 7, 1995 (Item 2).  The Form 8-K included the
following:

         (a)   Financial Statements of Business Acquired:

               Report of Independent Auditors

               Consolidated Balance Sheets of The National Acme Company and Subsidiary as of July 31, 1995 and September 30, 1994.

               Statements of Consolidated Operations and Accumulated Deficit of The National Acme Company and Subsidiary for the ten months ended July 31, 1995 and the years ended September 30, 1994 and 1993.

               Statements of Consolidated Cash Flows of The National Acme Company and Subsidiary for the ten months ended July 31, 1995 and the years ended September 30, 1994 and 1993.

               Notes to Consolidated Financial Statements.

Date of Report:  November 21, 1995 (Item 5 - Other Events)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DeVlieg-Bullard, Inc.
                                       ---------------------
                                       (Registrant)



Date:  December 15, 1995           By:  Lawrence M. Murray
       -----------------                ------------------------
                                        Vice President and Chief
                                        Financial Officer