Form 10-Q
period 1996-01-31
DEVLIEG BULLARD INC
filed 1996-03-18
CIK 858710

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1996
                              -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ----------------------
Commission file number 0-18198
                       -------
                             DeVlieg-Bullard, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                            62-1270573
         ----------------------------------------  -------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

          One Gorham Island, Westport, CT                  06880
         ----------------------------------------  -------------------
         (Address of principal executive offices)         (Zip Code)



                                  203-221-8201
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ------  ------

The number of shares of common stock outstanding as of February 29, 1996 was 12,250,000.

                             DeVlieg-Bullard, Inc.

                                     INDEX





PART I - FINANCIAL INFORMATION                                 Page
                                                               ----


  Item 1.  Financial Statements:
             Balance Sheets--
              January 31, 1996 and July 31, 1995                2

           Statements of Operations--
             Three and Six Months Ended January 31, 1996
             and January 31, 1995                               3

           Statements of Cash Flows--
             Six Months Ended January 31, 1996
             and January 31, 1995                               4

           Notes to Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                         13


PART II - OTHER INFORMATION                                     17


  Item 1.  Legal Proceedings

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                      19

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                             DeVlieg-Bullard, Inc.
                                 Balance Sheets
                       (in thousands, except share data)




                                                        January 31, 1996    July 31, 1995
                                                        ----------------    -------------
                                                           (unaudited)
                                    ASSETS

Current assets:

      Cash and cash equivalents                               $    700       $    415
      Accounts receivable, net                                  17,403         11,148
      Inventories, net                                          37,379         22,421
      Other current assets                                       2,281          2,337
                                                              --------       --------
       Total current assets                                     57,763         36,321

Property, plant and equipment, net                              13,520          6,876
Other assets                                                    50,659         23,035
                                                              --------       --------
       Total assets                                           $121,942       $ 66,232
                                                              ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                        $  9,346       $  6,520
      Accrued expenses and other current liabilities            18,048          4,706
      Revolving credit agreement                                20,381         12,115
      Current portion of long-term debt                          1,942          2,149
                                                              --------       --------
       Total current liabilities                                49,717         25,490

Long-term debt                                                  13,447         13,639
Postretirement benefit obligation                               27,700          5,022
Other noncurrent liabilities                                    10,995          1,511
                                                              --------       --------
       Total liabilities                                       101,859         45,662

Stockholders' equity:
      Common stock, $0.01 par value; authorized
        30,000,000 shares; issued and outstanding
        12,250,000                                                 123            123
      Additional paid-in capital                                34,049         32,299
      Excess purchase price over net assets from the
        Services Group acquisition                             (16,358)       (16,358)
      Retained earnings                                          2,467          4,663
      Cumulative translation adjustment                           (198)          (157)
                                                              --------       --------
       Total stockholders' equity                               20,083         20,570
                                                              --------       --------
       Total liabilities and stockholders' equity             $121,942       $ 66,232
                                                              ========       ========

The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
                          Statements of Operations
              (unaudited - in thousands, except per share data)





                                           Three Months Ended          Six Months Ended
                                               January 31,               January 31,
                                          1996          1995         1996        1995
                                       -------        -------      ------       -------
Net sales                              $ 33,253       $18,442      $54,628      $36,972
Cost of sales                            25,410        13,494       40,918       27,004
                                       --------       --------     -------      -------
  Gross profit                            7,843         4,948       13,710        9,968

Operating expenses:
  Engineering                               443           274          731          549
  Selling                                 3,084         1,910        4,993        3,628
  General and administrative              2,969         1,777        5,055        3,716
                                       --------       -------      -------      -------
    Total operating expenses              6,496         3,961       10,779        7,893
                                       --------       -------      -------      -------
  Operating profit                        1,347           987        2,931        2,075

Litigation expense                        2,000         1,500        4,600        1,500
Other (income) expense, net                  42            73          112          137
                                       --------       --------     -------      -------
  Income (loss) before interest
  and income taxes                         (695)         (586)      (1,781)         438

Interest expense                          1,091           587        1,937        1,114
                                       --------       --------     -------      -------
Income (loss) before income
  taxes                                  (1,786)       (1,173)      (3,718)        (676)
Provision for income taxes                 (710)       (1,308)      (1,522)      (1,146)
                                       --------       ---------    -------      -------
Net income (loss)                      ($ 1,076)      $   135      ($2,196)     $   470
                                       ========       ========     =======      =======
Income (loss) per common share         ($  0.09)      $  0.01      ($ 0.18)     $  0.04
                                       ========       ========     =======      =======
Average common shares and
  equivalents outstanding                12,250       $13,250       12,250       13,250
                                       ========       =========    =======      =======

The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                           Statements of Cash Flows
                          (unaudited - in thousands)

                                                          Six Months Ended
                                                            January 31,
                                                         1996       1995
                                                       ---------  --------
Cash flows from operating activities:
Net (loss) income                                        ($2,196)     $470
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                          1,900     1,174
    Provision for losses on accounts receivable              122       100
Change in assets and liabilities, net of effects from
 acquisitions
   Increase in accounts receivable                        (1,570)   (1,160)
   Increase in inventories                                  (325)     (563)
   Decrease in other current assets                          113       962
   Increase in accounts payable                              894     1,042
   Increase in accrued expenses and other current
      liabilities                                          3,950     1,292
   Other, net                                               (841)   (1,013)
                                                       ---------  --------
   Net cash provided by operating activities               2,047     2,304
                                                       ---------  --------
Cash flows from investing activities:
 Capital expenditures                                       (690)     (523)
 Purchase of business                                     (9,189)  (10,452)
                                                       ---------  --------
    Net cash used for investing activities                (9,879)  (10,975)
                                                       ---------  --------
Cash flows from financing activities:
 Increase in revolving credit agreement                    8,266     8,970
 Proceeds from issuance of long-term debt                  5,000         -
 Payments on long-term debt                               (4,121)   (1,457)
 Debt issuance costs                                        (987)        -
                                                       ---------  --------
   Net cash provided by financing activities               8,158     7,513
                                                       ---------  --------
Effect of exchange rate changes on cash                      (41)       23
                                                       ---------  --------
Net increase/(decrease) in cash and cash equivalents         285    (1,135)
Cash and cash equivalents at beginning of period             415     1,654
                                                       ---------  --------
Cash and cash equivalents at end of period                  $700      $519
                                                       =========  ========

The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
                      Statements of Cash Flows (continued)
                           (unaudited - in thousands)


                                                     Six Months Ended
                                                       January 31,
                                                        1996      1995
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                           $1,874      $924
   Income taxes, net of refunds                         (213)     (440)

During the six months ended January 31, 1996, the Company assumed liabilities in the amount of $42,638 in connection with the acquisition of The National Acme Company (See Note 2). In addition, the Company accrued $1,500 for additional purchase price adjustment as provided for in the stock purchase agreement.

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

During the six months ended January 31, 1995, the decrease in the deferred tax valuation reserve was $2,962; $1,773 of this amount was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

                             DeVlieg-Bullard, Inc.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of January 31, 1996 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1996 ("fiscal 1996") and the fiscal year ended July 31, 1995 ("fiscal 1995") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

INCOME (LOSS) PER SHARE
Income per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding during the period. Outstanding stock options, which are common stock equivalents, are included in the calculation if they are dilutive. Stock purchase warrants, which are common stock equivalents, are included in the calculation of income per share from the date of issuance. Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Stock options and stock purchase warrants are not considered in this calculation as they would be anti-dilutive.

NOTE 2:  ACQUISITION

On October 23, 1995, the Company acquired (the "Acquisition") all of the outstanding stock of The National Acme Company, an Ohio corporation ("National Acme"). Immediately following the consummation of the Acquisition, National Acme was merged with and into the Company with the Company as the surviving corporation.

The consideration for the Acquisition consisted of $8,289 for the outstanding stock of National Acme and $900 in consideration for a non-compete agreement. The purchase price is subject to adjustment based on the net worth (as defined) of National Acme at the closing based on an audited balance sheet of National Acme of that date. An accrual of $1,500 has been made to reflect the estimated purchase price adjustment; $1,000 of that amount has been allocated to the non-compete agreement. The Company borrowed funds from its new senior debt facility to finance the Acquisition (see Note 6).

National Acme, located in Cleveland, Ohio, manufactures Acme-Gridley(R) multiple spindle bar and chucking machines and supplies related aftermarket parts and service.

The Acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the estimated fair market value of net assets acquired based on information available at this time. Such amounts may change as additional information becomes available. The excess of purchase price over net assets acquired of $4,750 has been allocated to goodwill. These amounts will be amortized on a straight-line basis over thirty years. The non-compete agreement of $1,900 will be amortized on the straight-line basis over fifteen years. Liabilities of $42,638 were assumed in connection with the Acquisition, primarily for postretirement medical benefits ($24,887) and pension benefits ($10,795). The results of operations of National Acme have been included in the Company's balance sheet starting with the second quarter of fiscal 1996.

The following pro forma information is based on historical balance sheet data of the Company and National Acme as of July 31, 1995. The unaudited pro forma combined results of operations for the six months ended January 31, 1996, and for the year ended July 31, 1995, have been prepared based on the individual statements of the Company and National Acme as if the Acquisition had taken place on August 1, 1995 and 1994, respectively.

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

                            Pro Forma Balance Sheet
                              As of July 31, 1995


                                            DeVlieg-        National
                                       Bullard, Inc.            Acme      Adjustments              Combined
Cash                                            $415          $2,663        ($ 2,660)  a               $418
Accounts receivable, net                      11,148           4,993                                 16,141
Inventories, net                              22,421           5,497           8,553   b             36,471
Receivable from affiliate                          -           4,099          (4,099)  a                  -
Other current assets                           2,337              77                                  2,414
                                       -------------        --------                            -----------
  Total current assets                        36,321          17,329                                 55,444
Property, plant and equipment                  6,876           2,317           5,336   c             14,529
Other assets                                  23,035             833          27,949   h             51,817
                                       -------------        --------                            -----------
  Total assets                               $66,232         $20,479                               $121,790
                                       =============        ========                            ===========

Accounts payable                              $6,520          $2,099                                 $8,619
Accrued expenses and other
  current liabilities                          4,706           9,563                                 14,269
Revolving credit agreement                    12,115               -           9,084   d,e           21,199
Current portion of long-term debt              2,149             340             600   d              3,089
                                       -------------        --------                            -----------
  Total current liabilities                   25,490          12,002                                 47,176
Long-term debt                                13,639             365             150   d,f           14,154
Postretirement benefit obligation              5,022          24,510          (2,703)  g             26,829
Other noncurrent liabilities                   1,511           6,757           3,043   g             11,311
                                       -------------        --------                            -----------
  Total liabilities                           45,662          43,634                                 99,470
Stockholders' equity
  Common stock                                   123               -                                    123
Additional paid-in capital                    32,299          65,552         (63,802)  a,f           34,049
Excess purchase price over net
  assets from the Services Group
    acquisition                             (16,358)               -                               (16,358)
  Pension adjustment                               -         (6,058)            6,058  g                  -
  Retained earnings                            4,663        (82,649)           82,649  a              4,663
  Cumulative translation adjustment            (157)               -                                  (157)
                                       -------------        --------                            -----------
  Total stockholders' equity                  20,570        (23,155)                                 22,320
                                       -------------        --------                            -----------
  Total liabilities and stockholders'
     equity                                  $66,232         $20,479                               $121,790
                                       =============         =======                            ===========


Assumptions used in pro forma balance sheet:
a   Eliminate intercompany and equity accounts of National Acme.
b To adjust inventory values to estimated fair market values as of the purchase and adjust estimated excess and obsolete reserves.
c To adjust property, plant and equipment to fair market value based on appraisals.
d To record additional debt for the refinancing of the senior credit agreement and for the purchase of National Acme and other refinancing and acquisition costs.
e   To accrue for the estimated purchase price adjustment.
f To record the issuance of stock purchase warrants valued at $1,750. These warrants were recorded as additional discount to the subordinated debt.
g To adjust postretirement benefit and pension obligations based on actuarial estimates.
h To record estimated fair vaue of engineering drawings, deferred taxes and non-compete agreement and the excess of purchase price over net assets acquired.

                       Pro Forma Results of Operations
                   For the Six Months Ended January 31, 1996


                                           DeVlieg-  National
                                      Bullard, Inc.      Acme  Adjustments        Combined
Net sales                                   $54,628    $8,484                      $63,112
Cost of sales                                40,918     5,952          416  a,b     47,286
                                      -------------  --------                    ---------
  Gross profit                               13,710     2,532                       15,826
Operating expenses                           10,779     1,661         (138) c       12,302
                                      -------------  --------                    ---------
  Operating profit                            2,931       871                        3,524
Litigation expense                            4,600         -                        4,600
Other (income)/expense                          112       (42)          46  c          116
                                      -------------  --------                    ---------
  Earnings before interest and taxes         (1,781)      913                       (1,192)
Interest expense                              1,937        11          373  d        2,321
                                      -------------  --------                    ---------
  Loss(earnings) before taxes                (3,718)      902                       (3,513)
Income taxes                                 (1,522)        -           86  e       (1,436)
                                      -------------  --------                    ---------
  Net income (loss)                        ($ 2,196)     $902                     ($ 2,077)
                                      =============  ========                    =========
Loss per common share                        ($0.18)                                ($0.17)
                                      =============                              =========
Weighted average common shares
  and equivalents outstanding                12,250                      -  f       12,250
                                             ======                                 ======

                        Pro Forma Results of Operations
                   For the Twelve Months Ended July 31, 1995


                                          DeVlieg-   National  Acme      Adjust-
                                      Bullard, Inc  10 months  2 months    ments         Combined
Net sales                                  $78,150    $30,675    $6,044                  $114,869
Cost of sales                               55,995     22,185     4,773    1,488  a,b      84,441
                                      ------------  ---------  --------                ----------
  Gross profit                              22,155      8,490     1,271                    30,428
Operating expenses                          16,912      6,288     1,286     (550)  c       23,936
                                      ------------  ---------  --------                ----------
  Operating profit                           5,243      2,202       (15)                    6,492
Nonrecurring item                            1,500          -                               1,500
Other (income)/expense                         338       (541)     (174)     488   c          111
                                      ------------  ---------  --------                ----------
  Earnings before interest and taxes         3,405      2,743       159                     4,881
Interest expense                             2,594         42        12    1,600   d        4,248
                                      ------------  ---------  --------                ----------
  Earnings before taxes                        811      2,701       147                       633
Income taxes                                  (582)         -         -      (75)  e         (657)
                                      ------------  ---------  --------                ----------
  Net income                                $1,393     $2,701      $147                    $1,290
                                      ============  =========  ========                ==========
Income per common share                      $0.11                                          $0.09
                                      ============                                     ==========
Weighted average common shares
  and equivalents outstanding               13,257                           696   f       13,953
                                            ======                                         ======





Assumptions used in pro forma results of operations:
a   To amortize intangible assets over their respective lives.
b To record additional depreciation expense on the write-up of property, plant and equipment to their fair market values.
c To eliminate intercompany charges from previous parent company and to eliminate interest income.
d To record additional interest expense for the increases in debt balances and the effects of refinancing the senior credit facility and the issuance of the junior subordinated debentures (see Note 6).
e To record tax expense on the results of operations of National Acme and the above transactions.
f   To record additional shares issued for stock purchase warrants
    (see Note 7). No shares are considered to be issued for the six months ended January 31, 1996, since the inclusion of such shares would be anti-dilutive.

NOTE 3:  INVENTORIES

Inventories consisted of:

                 January 31,       July 31,
                     1996           1995
                 -----------      ---------
                 (unaudited)
Raw materials         $1,410           $781
Work-in-process       10,805          5,303
Finished goods        25,164         16,337
                 -----------      ---------
                     $37,379        $22,421
                 ===========      =========

NOTE 4:  OTHER ASSETS

Other assets consisted of:

                                                   January 31,      July 31,
                                                       1996           1995
                                                   -----------      --------
                                                   (unaudited)
Intangible assets, primarily engineering drawings      $24,674       $12,021
Goodwill                                                12,367         7,295
Deferred taxes, net of valuation allowance              12,606         5,059
Deferred financing costs                                 2,501         1,515
Investments carried at equity                              137           137
Pension assets                                             432           432
Other                                                    3,827         1,535
                                                   -----------      --------
                                                        56,544        27,994
Less: accumulated amortization                         (5,885)       (4,959)
                                                   -----------      --------
                                                       $50,659       $23,035
                                                   ===========      ========

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                January 31,      July 31,
                                   1996            1995
                                -----------      --------
                                (unaudited)
Real property                        $5,736        $2,382
Machinery and equipment              13,809         9,928
Capitalized leased assets             1,539         1,539
Furniture and fixtures                3,801         3,278
                                -----------      --------
                                     24,885        17,127
Less: accumulated depreciation     (11,365)      (10,251)
                                -----------      --------
                                    $13,520        $6,876
                                ===========      ========

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

Borrowings of $23,900 under the senior credit facility were incurred at the closing to retire the existing senior credit facility and to finance the Acquisition. The Company anticipates approximately $1,000 in financing costs will be incurred related to the refinancing. These costs will be capitalized and amortized over the life of the debt.

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

Also in connection with the refinancing, the holders of the Subordinated Debt agreed to release their security interest in the Company's assets. Mr. Bradley has pledged assets to secure the Subordinated Debt and will receive $90 annually as a collateral fee for as long as the pledge is in effect, payable in monthly installments.

NOTE 7:  STOCK PURCHASE WARRANTS

In connection with the issuance of the Junior Subordinated Debt, the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") to Messrs. Bradley and Poole, representing the right to purchase 52 and 31 shares of the Company's common stock, respectively. These Class A Warrants were originally issued to the subordinated debenture holder who was repaid with proceeds from the issuance of the Junior Subordinated Debt to Messrs. Bradley and Poole.

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

As a result of the settlement of a purported class action suit filed in 1992 (See "Item 1. Legal Proceedings") the holders of the Subordinated Debentures have the right to purchase shares under the Class B Stock Purchase Warrants (the "Class B Warrants"). The actual shares to be issued to holders of the Class B Warrants cannot be determined at this time because they are based on a formula that includes the average closing stock price for 90 days prior to May 25, 1997.

NOTE 8:  LITIGATION SETTLEMENT

The Company accrued $4,600 in legal costs during fiscal 1996. Of this amount, $2,200 related to a jury verdict rendered against the Company, including interest expense and legal costs. The Company is appealing the verdict on the basis that it was against the weight of evidence. The balance of $2,400 related to the purported class action suit filed against the Company in 1992. The Company accrued for a settlement and related litigation costs, subject to approval of the settlement by the court, among other things. (See "Item 1. Legal Proceedings.")

                            DEVLIEG-BULLARD, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company. Amounts, except per share data, are expressed in thousands.

ACQUISITION
On October 23, 1995, the Company purchased The National Acme Company for $9,189 in cash, plus $1,500 accrued for additional purchase price adjustment and the assumption of $42,638 in liabilities. (See Note 2 of Notes to Financial Statements.) National Acme's sales for the ten months ended July 31, 1995 were $30,675 and for fiscal 1994 were $30,668. The results of operations of National Acme are included with the Company starting in the second quarter of fiscal 1996.

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995. Net sales for the second quarter of fiscal 1996 were $33,253 compared to $18,442 for the second quarter of fiscal 1995, an increase of $14,811, or 80.3%, reflecting the acquisition of National Acme and increases in all of the Company's operating groups. National Acme's sales for the second quarter were $12,289. The increase in net sales for the other operating groups for the second quarter of fiscal 1996 compared to the same prior year period consists of $2,081, or 28.1%, in the Services Group (primarily the result of fiscal 1995 acquisitions); $148, or 2.9%, in the Tooling Systems Group; and $293, or 5.0%, in the Industrial Group.

Gross profit for the second quarter of fiscal 1996 was $7,843 compared to $4,948 for the second quarter of fiscal 1995, an increase of $2,895, or 58.5%, primarily due to the acquisition of National Acme. Gross profit as a percentage of net sales was 23.6% and 26.8% in the second quarter of fiscal 1996 and fiscal 1995, respectively. The decrease in gross margin as a percent of net sales is primarily due to the inclusion of the results of National Acme in the second quarter of fiscal 1996.

Operating expenses were $6,496 or 19.5% of net sales in the second quarter of fiscal 1996, compared to $3,961, or 21.5% of net sales in the second quarter of fiscal 1995. Operating expenses exceed prior year for the second fiscal quarter, primarily due to the acquisition of National Acme and also higher sales volume and acquisitions made during fiscal 1995. The decrease in operating expenses as a percentage of net sales is attributable to cost reduction programs implemented by the Company and leverage from the higher sales volume.

The Company recorded a $2,000 litigation settlement charge in the second quarter of fiscal 1996. The litigation alleged violations of the federal securities laws and state and federal common law in connection with the Company's initial public offering in March 1990. The Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors were included as defendants in the suit. While management believes the allegations in the lawsuit were without merit, the Company agreed to settlement, which is contingent on approval of the court, to avoid continued litigation costs related to the suit. See also Note 7 of Notes to Financial Statements for a discussion of the Class B Stock Purchase Warrants.

During the second quarter of fiscal 1995, the Company recorded a $1,500 litigation settlement charge. The litigation had sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc., in September 1988 and March 1990. The Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in the suit. While management believed the allegations in the lawsuit were without merit, the Company agreed to settlement to avoid continued litigation costs related to the suit.

Interest expense was $1,091 in the second quarter of fiscal 1996 compared to $587 in the second quarter of fiscal 1995, an increase of $504. The increase in interest expense during the second quarter of fiscal 1996 is due to higher average outstanding debt balances resulting from the acquisition of National Acme, as well as the fiscal 1995 acquisitions and higher effective interest rates.

An income tax benefit of $710 was recorded for the second quarter of fiscal 1996, compared to a benefit of $1,308 for the same period last year. The income tax benefit in fiscal 1995 was primarily due to the Company's release of $2,962 of its valuation allowance previously recorded against deferred tax assets. This amount was released based on expectations of continued profitability for the foreseeable future. Of the released valuation allowance, $1,189 was included in the benefit for income taxes on the statement of operations and $1,773 was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

SIX MONTHS ENDED JANUARY 31, 1996 COMPARED TO SIX MONTHS ENDED JANUARY 31,
1995.

Net sales for the first half of fiscal 1996 were $54,628 compared to $36,972 for the first half of fiscal 1995, an increase of $17,656, or 47.8%. The acquisition of National Acme added $12,289 to net sales. Other operating groups had increases at the Services Group of $4,069, or 26.4% (primarily the result of fiscal 1995 acquisitions), and increases at Tooling Systems Group of $715, or 6.9%, and increases at the Industrial Group of $583, or 5.2%.

Gross profit for the six months ended January 31, 1996 was $13,710 compared to the $9,968 for the same period in the prior year, an increase of $3,742 or 37.5%, primarily a result of the acquisition of National Acme, but also reflecting increases in each operating group. Gross profit as a percentage of net sales was 25.1% for the first half of fiscal 1996 compared to 27.0% for the
first half of fiscal 1995.   The decrease in gross margin as a percent of net
sales is primarily due to the inclusion of the results of National Acme in the second quarter of fiscal 1996.

Operating expenses were $10,779, or 19.7% of net sales, and $7,893, or 21.3% of net sales, for the first half of fiscal 1996 and 1995, respectively, an increase of $2,886, or 36.6%. The increase is primarily attibutable to the acquisition of National Acme in October 1995.

Litigation expenses of $4,600 were recorded during the first half of fiscal 1996. Of these expenses, $2,200 ($1,320 after taxes) relates to an adverse judgment rendered in a breach of contract suit. Although the Company accrued for the full jury verdict, plus interest and other legal costs, it has filed a Notice of Appeal against the verdict on the ground that the jury's verdict was against the weight of the evidence. The balance of $2,400 ($1,440 after taxes) is for legal costs incurred in connection with the class action suit filed in 1992, as discussed above ($400 in legal expenses were accrued during the first quarter of fiscal 1996). See also Note 7 of Notes to Financial Statements for a discussion of the Class B Stock Purchase Warrants. Also as discussed above, the Company incurred a $1,500 litigation settlement charge in the first six months of fiscal 1995.

Interest expense was $1,937 for the six months ended January 31, 1996 compared to $1,114 for the same period in the prior year. The $823 increase in interest expense is attributable to higher outstanding debt balance, primarily due to the acquisition of National Acme (see Note 2) and higher effective interest rates.

Income tax benefit was $1,522 and $1,146 for the six months ended January 31, 1996 and 1995, respectively. The income tax benefit recorded in fiscal 1996 relates to the loss recorded for the first six months of fiscal 1996 as a result of the litigation expenses for the period. As discussed above, in fiscal 1995, the Company released $2,962 of its valuation allowance previously recorded against deferred tax assets based on expectations of continued profitability for the foreseeable future. Of this amount, $1,189 was recorded as income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $2,047 for the six months ended January 31, 1996 compared to $2,304 for the six months ended January 31, 1996.

Capital expenditures were $690 in the first six months of fiscal 1996 compared to $523 for the same period in the prior year. As of January 31, 1996, the Company had no material commitments for specific capital expenditures.

Cash of $9,189 was used for the acquisition of The National Acme Company on October 23, 1995. A final payment will be made on the basis of a net worth adjustment as defined in the stock purchase agreement. The Company has accrued $1,500 for such payment. In the first half of fiscal 1995, $10,452 of cash was used for acquisitions.

The balance outstanding under the Company's revolving credit agreement was $20,381 at January 31, 1996 compared to $12,115 at July 31, 1995. Long-term debt, including current maturities, was $15,389 and $15,788 at January 31, 1996 and July 31, 1995, respectively. The Company's total indebtedness was $35,770 and $27,903 at January 31, 1996 and July 31, 1995, respectively, an increase of $7,867. As outlined in Note 6 of Notes to Financial Statements, the Company entered into a new $30,000 senior debt facility in October 1995. Borrowings under these facilities were used to repay the then existing senior debt facility, to finance the National Acme acquisition (see Note 2 of Notes to Financial Statements) and to provide for working capital requirements.

The new senior debt facility aggregating $30,000 is comprised of a $5,000 term loan and a revolving credit agreement which provides for borrowings up to $25,000. The term loan requires monthly principal payments of approximately $86 beginning November 30, 1995, through September 30, 1998, with a final payment of $2,000 due on October 23, 1998. Interest on the term loan is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 9.125% at January 31, 1996. The Company's new revolving credit agreement, which matures on October 23, 1998, subject to renewal, permits borrowings of up to $25,000 subject to collateral maintenance requirements. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.875% at January 31, 1996. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at January 31, 1996 were $3,786.

Pursuant to the subordinated debt facility, the Company issued subordinated debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by junior subordinated debt (see Note 6 of Notes to Financial Statements). The subordinated debentures provide for the repayment of principal of $2,000 in fiscal 1999 and 2000 and $4,000 in fiscal 2001. Interest payments on the subordinated debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The junior subordinated debt provides for the repayment of principal of $4,000 in June 2001 or thirty days after the payment of the subordinated debentures. Interest accrues at 14.5% on the junior subordinated debt, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. In connection with the issuance of the subordinated debentures in May 1994, the Company issued the holders warrants to purchase one million shares of the Company's common stock at $0.01 per share, which were valued at $1,750, and a presently indeterminable number of additional shares at $0.01 per share, which became available based upon the anticipated settlement of certain legal proceedings (see Note 7 of Notes to Financial Statements). In addition, in connection with the issuance of the junior subordinated debt and refinancing of the senior credit facility, the Company issued 500 additional Class A and 750 Class C stock purchase warrants (see Note 7 of Notes to Financial Statements). These were valued at $1,750.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of $1,323,228, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. A final determination of the amount of the judgment has not been made at this time. The plaintiff had alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991. The Company had countersued for the remaining balance due under the contract of $279,544.

The Company believes that the jury's verdict in this case failed to consider material evidence in the case that indicates that the Company was not in breach of the contract; a Notice of Appeal was filed on February 9, 1996. No assurance can be given that such appeal will be successful. Accordingly, the Company made an accrual in the first quarter of fiscal 1996 in the amount $2.2 million for the jury's verdict, plus interest and other costs.

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

While management continues to believe the allegations are without merit, in March 1996 the Company and all the remaining defendants, collectively, reached a settlement of the suit with representatives of the purported class. Under the terms of the settlement, the defendants collectively would pay a total of $1,540,000 over approximately five months. The Company has accrued approximately $2,400 in fiscal 1996 for the settlement and related litigation costs. Consummation of the settlement is contingent upon the occurrence of several events, including, but not limited to, broad certification of the suit as a class action, and subsequent approval of the settlement by the court. Management believes the settlement to be in the best interests of the Company and its shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of DeVlieg-Bullard, Inc. was held on December 13, 1995, at which meeting the stockholders elected, by vote outlined below, the following directors to hold office until the next annual meeting and until their successors are duly elected and qualified:


                                  For         Withheld
                               ----------     --------
Burton C. Borgelt              10,379,563      545,500
Charles E. Bradley             10,438,863      486,200
Thomas L. Cassidy              10,441,963      483,100
George A. Chandler             10,442,063      483,000
John R. Kennedy                10,442,063      483,000
John E. McConnaughy, Jr.       10,375,963      549,100
John G. Poole                  10,439,963      485,100
William O. Thomas              10,438,963      486,100

In addition, the stockholders approved an amendment to the 1989 Employee Stock Plan ("1989 Plan") to increase the number of shares authorized for issuance pursuant to awards granted under the 1989 Plan of 1,000,000 shares to 1,300,000 shares. The vote of the stockholders for this amendment was as follows:
9,032,116 votes cast for, 1,160,926 against, 710,021 abstentions and 22,000 broker no-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - Ex. 27 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - During the quarter ended January 31, 1996, the Company filed the following reports on Form 8-K:

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

                                       DeVlieg-Bullard, Inc.
                                       ---------------------
                                       (Registrant)




Date:  March 18, 1996                  By:  Lawrence M. Murray
       --------------                       -------------------
                                            Vice President and Chief
                                            Financial Officer