Form 10-Q
period 1996-04-30
DEVLIEG BULLARD INC
filed 1996-06-04
CIK 858710

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 1996
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                                -------    -------

Commission file number 0-18198
                       -------

                            DeVlieg-Bullard, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                  62-1270573
         -------------------------------                  --------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                    Identification No.)

              One Gorham Island, Westport, CT                     06880
         ----------------------------------------              ----------
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

The number of shares of common stock outstanding as of May 31, 1996 was 12,250,000.

                             DeVlieg-Bullard, Inc.

                                     INDEX


PART I -   FINANCIAL INFORMATION                                             Page
           ---------------------                                             ----
     Item 1.  Financial Statements:
               Balance Sheets--
                April 30, 1996 and July 31, 1995                               2

               Statements of Operations--
                Three and Nine Months Ended April 30, 1996
                and April 30, 1995                                             3

               Statements of Cash Flows--
                Nine Months Ended April 30, 1996
                and April 30, 1995                                             4

               Notes to Financial Statements                                   6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                     14


PART II -  OTHER INFORMATION                                                  18
           -----------------

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                    20


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             DeVlieg-Bullard, Inc.
                                 Balance Sheets
                       (in thousands, except share data)

                                                                   April 30, 1996        July 31, 1995
                                                                   --------------        -------------
                                                                      (unaudited)
                                                ASSETS
Current assets:
    Cash and cash equivalents                                            $  1,000             $    415
    Accounts receivable, net                                               14,567               11,148
    Inventories, net                                                       39,515               22,421
    Other current assets                                                    2,794                2,337
                                                                         --------             --------
     Total current assets                                                  57,876               36,321

Property, plant and equipment, net                                         13,106                6,876
Other assets                                                               50,028               23,035
                                                                         --------             --------
     Total assets                                                        $121,010             $ 66,232
                                                                         ========             ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $  9,684             $  6,520
    Accrued expenses and other current liabilities                         17,658                4,706
    Revolving credit agreement                                             16,473               12,115
    Current portion of long-term debt                                       2,893                2,149
                                                                         --------             --------
     Total current liabilities                                             46,708               25,490

Long-term debt                                                             15,081               13,639
Postretirement benefit obligation                                          27,579                5,022
Other noncurrent liabilities                                               10,864                1,511
                                                                         --------             --------
     Total liabilities                                                    100,232               45,662

Stockholders' equity:
    Common stock, $0.01 par value; authorized
     30,000 shares; issued and outstanding
     12,250                                                                   123                  123
    Additional paid-in capital                                             34,049               32,299
    Excess purchase price over net assets from the
     Services Group acquisition                                           (16,358)             (16,358)
    Retained earnings                                                       3,156                4,663
    Cumulative translation adjustment                                        (192)                (157)
                                                                         --------             --------
     Total stockholders' equity                                            20,778               20,570
                                                                         --------             --------
     Total liabilities and stockholders' equity                          $121,010             $ 66,232
                                                                         ========             ========

The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                            Statements of Operations
               (unaudited - in thousands, except per share data)



                                                  Three Months Ended                Nine Months Ended
                                                       April 30,                          April 30,
                                               1996             1995             1996             1995
                                               ----             ----             ----             ----
Net sales                                   $30,262          $20,959          $84,890          $57,931
Cost of sales                                21,717           14,745           62,635           41,749
                                            -------          -------          -------          -------
    Gross profit                              8,545            6,214           22,255           16,182

Operating expenses:
    Engineering                                 447              277            1,178              826
    Selling                                   2,951            1,976            7,944            5,604
    General and administrative                2,838            2,236            7,893            5,952
                                            -------          -------          -------          -------
     Total operating expenses                 6,236            4,489           17,015           12,382
                                            -------          -------          -------          -------
    Operating profit                          2,309            1,725            5,240            3,800

Litigation expense                                -                -            4,600            1,500
Other (income) expense, net                    (137)              68              (25)             205
                                            -------          -------          --------         -------
    Income (loss) before interest
    and income taxes                          2,446            1,657              665            2,095

Interest expense                              1,257              661            3,194            1,775
                                            -------          -------          -------          -------

Income (loss) before income taxes             1,189              996           (2,529)             320
Provision for income taxes                      500              417           (1,022)            (729)
                                            -------          -------         --------          -------

Net income (loss)                           $   689          $   579         ($ 1,507)         $ 1,049
                                            =======          =======         ========          =======

Income (loss) per common share              $  0.05          $  0.04         ($  0.12)         $  0.08
                                            =======          =======         ========          =======

Average common shares and
    equivalents outstanding                  14,965           13,266           12,250           13,252
                                            =======          =======         ========          =======



The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                              Nine Months Ended
                                                                                  April 30,
                                                                           1996                   1995
                                                                           ----                   ----
Cash flows from operating activities:
Net (loss) income                                                       ($1,507)              $  1,049
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                        3,339                  1,842
     Provision for losses on accounts receivable                            169                    159
Change in assets and liabilities, net of effects from
  acquisitions
     Decrease/(increase) in accounts receivable                           1,219                 (1,515)
     Increase in inventories                                             (2,461)                  (650)
     (Increase) decrease in other current assets                           (400)                 1,406
     Increase in accounts payable                                         1,232                  1,275
     Increase in accrued expenses and other current
         liabilities                                                      5,060                    998
     Other, net                                                          (1,375)                (2,178)
                                                                       --------               --------
     Net cash provided by operating activities                            5,276                  2,386
                                                                       --------               --------

Cash flows from investing activities:
  Capital expenditures                                                     (736)                  (650)
  Purchase of business                                                  (10,549)               (11,104)
                                                                       --------               --------
     Net cash used for investing activities                             (11,285)               (11,754)
                                                                       --------               --------

Cash flows from financing activities:
  Increase in revolving credit agreement                                  4,358                  9,818
  Proceeds from issuance of long-term debt                                8,000                      -
  Payments on long-term debt                                             (4,668)                (1,895)
  Debt issuance costs                                                    (1,061)                     -
                                                                       --------               --------
    Net cash provided by financing activities                             6,629                  7,923
                                                                       --------               --------

Effect of exchange rate changes on cash                                     (35)                    39
                                                                       --------               --------

Net increase/(decrease) in cash and cash equivalents                        585                 (1,406)
Cash and cash equivalents at beginning of period                            415                  1,654
                                                                       --------               --------
Cash and cash equivalents at end of period                             $  1,000               $    248
                                                                       ========               ========





The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                      Statements of Cash Flows (continued)
                           (unaudited - in thousands)

                                                                                Nine Months Ended
                                                                                    April 30,

                                                                            1996                  1995
                                                                            ----                  ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                              $2,900                $1,471
    Income taxes, net of refunds                                            (101)                 (235)


During the nine months ended April 30, 1996, the Company assumed liabilities in the amount of $42,658 in connection with the acquisition of The National Acme Company (See Note 2).

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

During the nine months ended April 30, 1995, the decrease in the deferred tax valuation reserve was $2,962; $1,773 of this amount was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

                             DeVlieg-Bullard, Inc.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of April 30, 1996 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1996 ("fiscal 1996") and the fiscal year ended July 31, 1995 ("fiscal 1995") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

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

The consideration paid for the Acquisition consisted of $8,987 at closing for the outstanding stock of National Acme and in consideration for a non-compete agreement, and $1,314 for additional purchase price adjustment in March 1996, as well as closing costs. The Company borrowed funds from its new senior debt facility to finance the Acquisition (see Note 6).

National Acme, located in Cleveland, Ohio, manufactures Acme-Gridley(R) multiple spindle automatic bar and chucking machines and supplies related aftermarket parts and service.

The Acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the estimated fair market value of net assets acquired based on information available at this time. Such amounts may change as additional information becomes available. The excess of purchase price over net assets acquired of $4,750 has been allocated to goodwill. These amounts will be amortized on a straight-line basis over thirty years. The non-compete agreement of $900 will be amortized on the straight-line basis over five years. Liabilities of $42,658 were assumed in connection with the Acquisition, primarily for postretirement medical benefits ($24,887) and pension benefits ($10,795). The results of operations of National Acme have been included in the Company's balance sheet starting with the second quarter of fiscal 1996.

The following pro forma information is based on historical balance sheet data of the Company and National Acme as of July 31, 1995. The unaudited pro forma combined results of operations for the nine months ended April 30, 1996, and for the year ended July 31, 1995, have been prepared based on the individual statements of the Company and National Acme as if the Acquisition had taken place on August 1, 1995 and 1994, respectively.

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

                            Pro Forma Balance Sheet
                              As of July 31, 1995

                                           DeVlieg-        National
                                       Bullard, Inc.           Acme      Adjustments               Combined
Cash                                       $    415        $  2,663        ($ 2,660)   a           $    418
Accounts receivable, net                     11,148           4,993                                  16,141
Inventories, net                             22,421           5,497           8,553    b             36,471
Receivable from affiliate                         -           4,099          (4,099)   a                  -
Other current assets                          2,337              77                                   2,414
                                           --------        --------                                --------
 Total current assets                        36,321          17,329                                  55,444
Property, plant and equipment                 6,876           2,317           5,336    c             14,529
Other assets                                 23,035             833          27,949    h             51,817
                                           --------        --------                                --------
 Total assets                              $ 66,232        $ 20,479                                $121,790
                                           ========        ========                                ========

Accounts payable                           $  6,520        $  2,099                                $  8,619
Accrued expenses and other
 current liabilities                          4,706           9,563                                  14,269
Revolving credit agreement                   12,115               -           9,084    d,e           21,199
Current portion of long-term debt             2,149             340             600    d              3,089
                                           --------        --------                                --------
 Total current liabilities                   25,490          12,002                                  47,176
Long-term debt                               13,639             365             150    d,f           14,154
Postretirement benefit obligation             5,022          24,510          (2,703)   g             26,829
Other noncurrent liabilities                  1,511           6,757           3,043    g             11,311
                                           --------        --------                                --------
 Total liabilities                           45,662          43,634                                  99,470
Stockholders' equity
 Common stock                                   123               -                                     123
Additional paid-in capital                   32,299          65,552         (63,802)   a,f           34,049
Excess purchase price over net
 assets from the Services Group
  acquisition                               (16,358)              -                                 (16,358)
Pension adjustment                                -          (6,058)          6,058    g                  -
 Retained earnings                            4,663         (82,649)         82,649    a              4,663
 Cumulative translation adjustment             (157)              -                                    (157)
                                           --------        --------                                --------
 Total stockholders' equity                  20,570         (23,155)                                 22,320
                                           --------        --------                                --------
 Total liabilities and stockholders'
  equity                                   $ 66,232        $ 20,479                                $121,790
                                           ========        ========                                ========

Assumptions used in pro forma balance sheet:
a    Eliminate intercompany and equity accounts of National Acme.
b To adjust inventory values to estimated fair market values as of the purchase and adjust estimated excess and obsolete reserves.
c To adjust property, plant and equipment to fair market value based on appraisals.
d To record additional debt for the refinancing of the senior credit agreement and for the purchase of National Acme and other refinancing and acquisition costs.
e    To accrue for the estimated purchase price adjustment.
f    To record the issuance of stock purchase warrants valued at $1,750.
     These warrants were recorded as additional discount to the subordinated debt.
g To adjust postretirement benefit and pension obligations based on actuarial estimates.
h To record estimated fair value of engineering drawings, deferred taxes and non-compete agreement and the excess of purchase price over net assets acquired.

                        Pro Forma Results of Operations
                    For the Nine Months Ended April 30, 1996

                                           DeVlieg-        National
                                       Bullard, Inc.           Acme     Adjustments                Combined
Net sales                                   $84,890          $8,484                                 $93,374
Cost of sales                                62,635           5,952             416    a,b           69,003
                                            -------          ------                                 -------
 Gross profit                                22,255           2,532                                  24,371
Operating expenses                           17,015           1,661            (138)   c             18,538
                                            -------          ------                                 -------
 Operating profit                             5,240             871                                   5,833
Litigation expense                            4,600             -                                     4,600
Other (income)/expense                          (25)            (42)             46    c                (21)
                                            -------          ------                                 --------
 Earnings before interest and taxes             665             913                                   1,254
Interest expense                              3,194              11             373    d              3,578
                                            -------          ------                                 -------
 Loss (earnings) before taxes                (2,529)            902                                  (2,324)
Income taxes                                 (1,022)              -              86    e               (936)
                                            -------          ------                                 -------
 Net income (loss)                          ($1,507)         $  902                                 ($1,388)
                                            =======          ======                                 =======
Loss per common share                        ($0.12)                                                 ($0.11)
                                            =======                                                 =======
Weighted average common shares
 and equivalents outstanding                 12,250                               -    f             12,250
                                            =======                                                 =======


                        Pro Forma Results of Operations
                   For the Twelve Months Ended July 31, 1995

                                         DeVlieg-                              Adjust-
                                     Bullard, Inc.        National Acme          ments              Combined
                                                          -------------
                                                      10 months     2 months
Net sales                                 $78,150       $30,675       $6,044                        $114,869
Cost of sales                              55,995        22,185        4,773     1,488  a,b           84,441
                                          -------       -------       ------                        --------
 Gross profit                              22,155         8,490        1,271                          30,428
Operating expenses                         16,912         6,288        1,286      (550) c             23,936
                                          -------       -------       ------                        --------
 Operating profit                           5,243         2,202          (15)                          6,492
Nonrecurring item                           1,500             -            -                           1,500
Other (income)/expense                        338          (541)        (174)      488  c                111
                                          -------       -------       ------                        --------
 Earnings before interest and
taxes                                       3,405         2,743          159                           4,881
Interest expense                            2,594            42           12     1,600  d              4,248
                                          -------       -------       ------                        --------
 Earnings before taxes                        811         2,701          147                             633
Income taxes                                 (582)            -            -       (75) e               (657)
                                          -------       -------       ------                        --------
 Net income                               $ 1,393       $ 2,701       $  147                        $  1,290
                                          =======       =======       ======                        ========
Income per common share                   $  0.11                                                   $   0.09
                                          =======                                                   ========
Weighted average common shares
 and equivalents outstanding               13,257                                  696  f             13,953
                                          =======                                                   ========

Assumptions used in pro forma results of operations:
a    To amortize intangible assets over their respective lives.
b To record additional depreciation expense on the write-up of property, plant and equipment to their fair market values.
c To eliminate intercompany charges from previous parent company and to eliminate interest income.
d To record additional interest expense for the increases in debt balances and the effects of refinancing the senior credit facility and the issuance of the junior subordinated debentures (see Note 6).
e To record tax expense on the results of operations of National Acme and the above transactions.
f    To record additional shares issued for stock purchase warrants (see
     Note 7). No shares are considered to be issued for the nine months ended April 30, 1996, since the inclusion of such shares would be anti-dilutive.

NOTE 3: INVENTORIES

Inventories consisted of:

                                                                        April 30,               July 31,
                                                                           1996                   1995
                                                                           ----                   ----
                                                                       (unaudited)
Raw materials                                                             $ 1,531                $   781
Work-in-process                                                            12,924                  5,303
Finished goods                                                             25,060                 16,337
                                                                          -------                -------
                                                                          $39,515                $22,421
                                                                          =======                =======

NOTE 4: OTHER ASSETS

Other assets consisted of:

                                                                        April 30,               July 31,
                                                                           1996                   1995
                                                                           ----                   ----
                                                                       (unaudited)
Intangible assets, primarily engineering drawings                         $24,513                $12,021
Goodwill                                                                   12,428                  7,295
Deferred taxes, net of valuation allowance                                 12,606                  5,059
Deferred financing costs                                                    2,576                  1,515
Investments carried at equity                                                 137                    137
Pension assets                                                                432                    432
Other                                                                       3,933                  1,535
                                                                          -------                -------
                                                                           56,625                 27,994
Less: accumulated amortization                                             (6,597)                (4,959)
                                                                          -------                -------
                                                                          $50,028                $23,035
                                                                          =======                =======

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                        April 30,               July 31,
                                                                           1996                   1995
                                                                           ----                   ----
                                                                       (unaudited)
Real property                                                            $  5,747               $  2,382
Machinery and equipment                                                    13,887                  9,928
Capitalized leased assets                                                   1,539                  1,539
Furniture and fixtures                                                      4,009                  3,278
                                                                         --------               --------
                                                                           25,182                 17,127
Less: accumulated depreciation                                            (12,076)               (10,251)
                                                                         --------               --------
                                                                         $ 13,106               $  6,876
                                                                         ========               ========

NOTE 6: REFINANCING OF DEBT

On October 23, 1995, the Company replaced its existing revolving credit agreement and term loan with a $30,000 senior credit facility comprised of a $25,000 revolving credit agreement and a $5,000 term loan. The funding occurred on October 23, 1995, contemporaneously with the Company's completion of the acquisition of National Acme (see Note 2).

On April 12, 1996, the Company obtained an additional $3,000 term loan to help fund the litigation settlement costs (See Note 8).

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

The existing term loan requires monthly principal payments of $86 beginning November 30, 1995, and the new term loan requires monthly principal payments of $83 beginning June 30, 1996. The term loans require payments through September 30, 1998, with final payments totalling $2,667 due on October 23, 1998. Interest rates are based on the prime rate or alternative rates based on LIBOR.

Borrowings of $23,900 under the senior credit facility were incurred at the closing to retire the existing senior credit facility and to finance the Acquisition. The Company anticipates approximately $1,200 in financing costs will be incurred related to the refinancing. These costs will be capitalized and amortized over the life of the debt.

Consummation of the Acquisition and the refinancing required the consent of the holders of the Company's $12,000 principal amount of subordinated debt (the "Subordinated Debt"), pursuant to the terms of the Investment Agreement dated May 25, 1994 (the "Investment Agreement"). Due to the inability of the Company to obtain the consent of one of the debenture holders on mutually agreeable terms, Charles E. Bradley and John G. Poole, directors and significant shareholders of the Company, loaned the Company $2,500 and $1,500, respectively, pursuant to the terms of Junior Subordinated Debentures (the "Junior Subordinated Debt"), to repay the principal owed to one of the subordinated debenture holders. Interest on the Junior Subordinated Debt accrues at a rate of 14.5% per annum, with cash interest payable at 11% per annum on a quarterly basis. The Junior Subordinated Debt matures on June 30, 2001, or 30 days after the Subordinated Debt is paid in full. The Subordinated Debt matures $2,000 in fiscal 1999 and fiscal 2000 and $4,000 at maturity in fiscal 2001.

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

As a result of the settlement of a purported class action suit filed in 1992 in March 1996 (See "Item 1. Legal Proceedings"), the holders of the Subordinated Debentures have the right to purchase shares under the Class B Stock Purchase Warrants (the "Class B Warrants"). The actual shares to be issued to holders of the Class B Warrants cannot be determined at this time because they are based on a formula that includes the average closing stock price for 90 days prior to May 25, 1997. Using the average market price for the third quarter of fiscal 1996, approximately 480 shares would be issued.

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

ACQUISITION
On October 23, 1995, the Company purchased The National Acme Company for $8,987 in cash, plus $1,314 for additional purchase price adjustment paid in March 1996, closing costs and the assumption of $42,658 in liabilities. (See Note 2 of Notes to Financial Statements.) National Acme's sales for the ten months ended July 31, 1995 were $30,675 and for fiscal 1994 were $30,668. The results of operations of National Acme are included with the Company starting in the second quarter of fiscal 1996.

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30,
1995.
Net sales for the third quarter of fiscal 1996 were $30,262 compared to $20,959 for the third quarter of fiscal 1995, an increase of $9,303, or 44.4%, reflecting the acquisition of National Acme. National Acme's sales for the third quarter were $9,245. The change in net sales for the other operating groups for the third quarter of fiscal 1996 compared to the same prior year period consists of a decrease of $158, or 1.7%, in the Services Group; a decrease of $87, or 1.6%, in the Tooling Systems Group; and an increase of $303, or 5.0%, in the Industrial Group.

Gross profit for the third quarter of fiscal 1996 was $8,545 compared to $6,214 for the third quarter of fiscal 1995, an increase of $2,331, or 37.5%, primarily due to the acquisition of National Acme. Gross profit as a percentage of net sales was 28.2% and 29.6% in the third quarter of fiscal 1996 and fiscal 1995, respectively. The decrease in gross margin as a percent of net sales is primarily due to problems experienced in the Tooling Systems Group assimilating the Cushman acquisition.

Operating expenses were $6,236, or 20.6% of net sales in the third quarter of fiscal 1996, compared to $4,489, or 21.4% of net sales in the third quarter of fiscal 1995. Operating expenses exceed prior year for the third fiscal quarter, primarily due to the acquisition of National Acme. The decrease in operating expenses as a percentage of net sales is attributable to cost reduction programs implemented by the Company and leverage from the higher sales volume.

Interest expense was $1,257 in the third quarter of fiscal 1996 compared to $661 in the third quarter of fiscal 1995, an increase of $596. The increase in interest expense during the third quarter of fiscal 1996 is due to higher average outstanding debt balances resulting from the acquisition of National Acme and higher effective interest rates.

An income tax expense of $500 was recorded for the third quarter of fiscal 1996, compared to an expense of $417 for the same period last year.

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 30, 1995.

Net sales for the first nine months of fiscal 1996 were $84,890 compared to $57,931 for the first nine months of fiscal 1995, an increase of $26,959, or 46.5%. The acquisition of National Acme added $21,534 to net sales. Other operating groups had increases at the Services Group of $3,911, or 15.7% (primarily the result of fiscal 1995 acquisitions), increases at Tooling Systems Group of $628, or 4.0%, and increases at the Industrial Group of $886, or 5.1%.

Gross profit for the nine months ended April 30, 1996 was $22,255 compared to the $16,182 for the same period in the prior year, an increase of $6,073, or 37.5%, primarily a result of the acquisition of National Acme, but also reflecting increases in each operating group, except the Tooling Systems Group. Gross profit as a percentage of net sales was 26.2% for the first nine months of fiscal 1996 compared to 27.9% for the first nine months of fiscal 1995. The decrease in gross margin as a percent of net sales is primarily due to the inclusion of the results of National Acme beginning in the second quarter of fiscal 1996.

Operating expenses were $17,015, or 20.0% of net sales, and $12,382, or 21.4% of net sales, for the first nine months of fiscal 1996 and 1995, respectively, an increase of $4,633, or 37.4%. The increase is primarily attributable to the acquisition of National Acme in October 1995. The decrease in operating expenses as a percentage of net sales is attributable to cost reduction programs implemented by the Company and leverage from the higher sales volume.

Litigation expenses of $4,600 were recorded during the first nine months of fiscal 1996. Of these expenses, $2,200 ($1,320 after taxes) relates to an adverse judgment rendered in a breach of contract suit. Although the Company accrued for the full jury verdict, plus interest and other legal costs, it has filed a Notice of Appeal against the verdict on the ground that the jury's verdict was against the weight of the evidence. The balance of $2,400 ($1,440 after taxes) is for legal costs incurred in connection with the settlement of the class action suit filed in 1992. The litigation alleged violations of the federal securities laws and state and federal common law in connection with the Company's initial public offering in March 1990. The Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors were included as defendants in the suit. While management believes the allegations in the lawsuit were without merit, the Company agreed to settlement, which is contingent on approval of the court, to avoid continued litigation costs related to the suit. See also Note 7 of Notes to Financial Statements for a discussion of the Class B Stock Purchase Warrants.

The Company incurred a $1,500 litigation settlement charge in the first nine months of fiscal 1995. The litigation had sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc., in September 1988 and March 1990. The Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in the suit. While management believed the allegations in the lawsuit were without merit, the Company agreed to settlement to avoid continued litigation costs related to the suit.

Interest expense was $3,194 for the nine months ended April 30, 1996 compared to $1,775 for the same period in the prior year. The $1,419 increase in interest expense is attributable to higher outstanding debt balance, primarily due to the acquisition of National Acme (see Note 2 of Notes to Financial Statements) and higher effective interest rates.

Income tax benefit was $1,022 and $729 for the nine months ended April 30, 1996 and 1995, respectively. The income tax benefit recorded in fiscal 1996 relates to the loss recorded for the first nine months of fiscal 1996 as a result of the litigation expenses for the period. In fiscal 1995, the Company released $2,962 of its valuation allowance previously recorded against deferred tax assets based on expectations of continued profitability for the foreseeable future. Of this amount, $1,189 was recorded as income tax benefit for income taxes on the statement of operations and $1,773 was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $5,276 for the nine months ended April 30, 1996 compared to $2,386 for the nine months ended April 30, 1995.

Capital expenditures were $736 in the first nine months of fiscal 1996 compared to $650 for the same period in the prior year. As of April 30, 1996, the Company had no material commitments for specific capital expenditures.

Cash of $10,549 was used for the acquisition of The National Acme Company on October 23, 1995. In the nine months of fiscal 1995, $11,104 of cash was used for acquisitions.

The balance outstanding under the Company's revolving credit agreement was $16,473 at April 30, 1996 compared to $12,115 at July 31, 1995. Long-term debt, including current maturities, was $17,974 and $15,788 at April 30, 1996 and July 31, 1995, respectively. The Company's total indebtedness was $34,447 and $27,903 at April 30, 1996 and July 31, 1995, respectively, an increase of $6,544. As outlined in Note 6 of Notes to Financial Statements, the Company entered into a new $30,000 senior debt facility in October 1995. Borrowings under this facility were used to repay the then existing senior debt facility, to finance the National Acme acquisition (see Note 2 of Notes to Financial Statements) and to provide for working capital requirements. On April 12, 1996, the Company obtained a new term loan in the amount of $3,000 to assist in the financing of the litigation costs (See "Item 1. Legal Proceedings").

The new senior debt facility aggregating approximately $32,000 at April 30, 1996, is comprised of $7,486 in term loans and a revolving credit agreement which provides for borrowings up to $24,571. The existing term loan requires monthly principal payments of $86 beginning November 30, 1995, and the new term loan requires monthly principal payments of $83 beginning June 30, 1996. The term loans require payments through September 30, 1998, with final payments totalling $2,667 due on October 23, 1998. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.5625% at April 30, 1996. The Company's new revolving credit agreement, which matures on October 23, 1998, subject to renewal, permits borrowings of up to $24,571 subject to collateral maintenance requirements. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.3125% at April 30, 1996. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at April 30, 1996 were $4,766.

Pursuant to the subordinated debt facility, the Company issued subordinated debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by junior subordinated debt (see Note 6 of Notes to Financial Statements). The subordinated debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest payments on the subordinated debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The junior subordinated debt provides for the repayment of principal of $4,000 in June 2001 or thirty days after the payment of the subordinated debentures. Interest accrues at 14.5% on the junior subordinated debt, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. In connection with the issuance of the subordinated debentures in May 1994, the Company issued the holders warrants to purchase one million shares of the Company's common stock at $0.01 per share, which were valued at $1,750, and a presently indeterminable number of additional shares at $0.01 per share, which became available based upon the anticipated settlement of certain legal proceedings (see Note 7 of Notes to Financial Statements). In addition, in connection with the issuance of the junior subordinated debt and refinancing of the senior credit facility, the Company issued 500 additional Class A and 750 Class C stock purchase warrants (see Note 7 of Notes to Financial Statements). These were valued at $1,750.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.

OUTLOOK

The Company does not provide forecasts of potential future financial performance. While management of the Company is optimistic about the Company's long-term prospects, success within all of the Company's divisions is dependent upon the general health of the economy, as well as the timely introduction and acceptance of new products. While no one marketplace or industry has a major impact on the Company's operations or results, the inherent pace of technological changes presents certain risks that need to be considered in evaluating the growth outlook.

During the past two fiscal years, the Company has recorded pre-tax charges of $6,100 to accrue for or settle three separate lawsuits. At this time, the Company is not a party to any legal proceeding the outcome of which, in management's opinion, would have a material adverse effect on the Company's consolidated results of operations or financial position.

The Company actively seeks to expand by acquisition, as well as through the growth of its present businesses. While a significant acquisition would require additional borrowings, the Company believes it would be able to obtain financing on acceptable terms.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of approximately $1.3 million, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. A final determination of the amount of the judgment has not been made at this time. The plaintiff had alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991. The Company had countersued for the remaining balance due under the contract of approximately $280 thousand.

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

While management continues to believe the allegations are without merit, in March 1996 the Company and all the remaining defendants, collectively, reached a settlement of the suit with representatives of the purported class. Under the terms of the settlement, the defendants collectively would pay a total of approximately $1.5 million over approximately five months. The Company has accrued $2.4 million in fiscal 1996 for the settlement and related litigation costs. Consummation of the settlement is contingent upon the occurrence of several events, including, but not limited to, broad certification of the suit as a class action, and subsequent approval of the settlement by the court. Management believes the settlement to be in the best interests of the Company and its shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 First Amendment to Financing and Security Agreement dated April 12, 1996, between The CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.

     10.2 Term Loan Promissory Note dated April 12, 1996, in the principal amount of $3,000,000 between The CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.

     11       Computation of Earnings per Share

     27       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DeVlieg-Bullard, Inc.
                                                      ---------------------
                                                      (Registrant)



Date: June 4, 1996                                 By: /s/ Lawrence M. Murray
      ------------                                     -------------------------
                                                       Vice President and Chief
                                                       Financial Officer