Form 10-K
period 1996-07-31
DEVLIEG BULLARD INC
filed 1996-10-04
CIK 858710

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                           OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1996
                        Commission file number: 0-18198

                             DeVlieg-Bullard, Inc.
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                  Delaware                         62-1270573
         -----------------------------------------------------------------
         (State of incorporation)     (I.R.S. employer identification no.)

              One Gorham Island, Westport, Connecticut       06880
--------------------------------------------------------------------------------
              (Address of principal executive offices)     (Zip code)

      Registrant's telephone number, including area code:  203-221-8201
                                                           ------------
         Securities registered pursuant to Section 12(b) of the Act:
                                      None
         -----------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
          -----------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [X]

At July 31, 1996, the aggregate market value of the voting stock held by nonaffiliates was approximately $16,439,597. The market value calculation was determined using the closing price of registrant's common stock on August 31, 1996, as reported on the NASDAQ National Market System, and assumes all shares beneficially owned by executive officers and members of the Board of Directors of the registrant are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

DeVlieg-Bullard, Inc., had 12,250,000 shares of common stock outstanding at August 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE





                                 Documents from which portions are
Part of Form 10-K                    incorporated by reference
-----------------                ---------------------------------
      III                        Proxy Statement relating to the
                                 Company's Annual Meeting of Stockholders
                                 on December 18, 1996

                                     PART I

ITEM 1.          BUSINESS

GENERAL

DeVlieg-Bullard, Inc., (the "Company") is a diversified industrial concern specializing in manufacturing, servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools. Considered together, these businesses provide a diversified line of original equipment and aftermarket machine tool services and products ranging from highly automated remanufactured machine tools to replacement parts. In addition, the Company produces high quality stationary power tools for use in the woodworking and metalworking industries.

The Company, headquartered in Westport, Connecticut, conducts its business through the Services Group, National Acme, Tooling Systems Group and Industrial Group in facilities located in California, Connecticut, Illinois, Michigan, Ohio, Pennsylvania, Tennessee, the United Kingdom and Germany.

For financial information on the Company's business segments, see Note 16 of Notes to the Company Financial Statements.

The Services Group provides repair and replacement parts, field service, rebuild, retrofit and remanufacturing services predominantly for the DeVlieg, Bullard, American Tool, Brown & Sharpe, Futurmill, New Britain Machine, Rockford and White-Sundstrand brand machine tools. The Services Group conducts its operations at facilities located in Huntington Beach, California; Cromwell, Connecticut; Rockford, Illinois; Madison Heights, Michigan; Abbottstown, Pennsylvania; and Twinsburg, Ohio.

The National Acme Division manufactures original equipment multiple spindle automatic bar and chucking machines, repair and replacement parts, tooling and attachments under the trade name of Acme-Gridley. In addition, The National Acme Trading Company brokers used Acme-Gridley equipment. National Acme conducts its operations at facilities in Cleveland and Fremont, Ohio.

The Tooling Systems Group ("Tooling Systems") manufactures precision tool holding devices, boring tools and electronic tool management systems used in manual and computer numerically controlled ("CNC") machine tools. These products are marketed under the Universal Engineering, DeVlieg-Microbore and Cushman Industries tradenames primarily to the automotive, aerospace, defense, construction and farm equipment industries. Tooling Systems conducts its operations at facilities in Frankenmuth and Gladwin, Michigan; Lutterworth, England; and through a 50% owned joint venture in Bielefeld, Germany.

The Industrial Group, consisting of the Company's Powermatic Division ("Powermatic"), produces high quality, stationary power tools, including table saws, shapers, bandsaws, drill presses, planers and jointers for use in the woodworking and metalworking industries. Powermatic conducts its operations in two facilities, both located in McMinnville, Tennessee.


BUSINESS STRATEGY AND MARKET DEVELOPMENT

The Company's business strategy is to capitalize on the opportunities for growth in its core businesses by increasing its penetration of existing markets through acquisitions and expanding into new markets by introducing new products and services.

SERVICES GROUP

As a primary provider of aftermarket services for a large installed base of machine tools, the Company believes it has a strong competitive position in providing replacement parts, field repair and remanufacturing services for the DeVlieg, Bullard, American Tool, Brown & Sharpe, Futurmill, New Britain Machine, Rockford and White-Sundstrand tradenames. However, the installed base of these machine tools is expected to decrease gradually over time as older machine tools historically serviced by the Company are retired from service. The Services Group's business strategy includes expanding to other machine tool brands, by acquiring other machine tool companies and by introducing engineered productivity improvements which prolong the life of installed base equipment.

On November 30, 1994, the Company purchased H.B. Industries, Inc. which conducts its business as Ed Smith Machinery Sales. The acquisition complements the Company's existing line of Bullard products, parts and services and strengthens the Services Group's position in the automotive market. See Note 2 of Notes to the Company Financial Statements.

On January 23, 1995, the Company acquired essentially all of the assets of Mideastern, Inc. which has been an important provider of field and remanufacturing services and aftermarket replacement parts for New Britain Machine automatic screw machines since it was founded in 1986. The acquisition of Mideastern, Inc., and the addition of its four former owners, strengthens the Services Group's New Britain Machine parts remanufacturing capability and adds field service expertise to the services provided to the New Britain Machine customer base. See Note 2 of Notes to the Company Financial Statements.

NATIONAL ACME

On October 23, 1995, the Company purchased The National Acme Company, a leading manufacturer of original equipment multiple spindle bar and chucking machines, as well as a supplier of related aftermarket parts and service. See Note 2 of Notes to the Company Financial Statements.

National Acme's reputation has been based on building the most durable multiple spindle automatic bar and chucking machines in the world. This has resulted in a large installed base of machines around the world, including machines built by three licensees spanning over 50 years. National Acme's business strategy includes increased emphasis on international markets, as well as cost reductions in its aftermarket parts business.

TOOLING SYSTEMS GROUP

The primary strategy for Tooling Systems is to gain market share in its product lines through continued emphasis on the acquisition of additional tooling companies and by providing superior customer service, including product quality, delivery and application engineering. To further its ability to distribute Microbore products, Tooling Systems opened a sales and warehousing facility in the United Kingdom in fiscal 1991 and began distribution in Mexico during fiscal 1993 and in Asian markets during fiscal 1995. New product introductions have enhanced Tooling Systems' product offerings and are important to its market development.

On September 9, 1994, the Company acquired certain assets of Cushman Industries, Inc., a manufacturer of work holding devices including manual chucks, power chucks and special order work holding systems. See Note 2 of Notes to the Company Financial Statements.

INDUSTRIAL GROUP

Powermatic enjoys strong name recognition and a reputation for quality among its customers. Powermatic expects to capitalize on these strengths by continuing to extend its line of woodworking machinery intended for the light industrial market and the home hobbyist.

OPERATING GROUPS

SERVICES GROUP

The Services Group provides repair and replacement parts, field service, rebuild, retrofit and remanufacturing services through its Parts Operation and Remanufacturing Operation.

Parts Operation. The Parts Operation provides aftermarket services, consisting of repair and replacement parts, predominantly for the DeVlieg, Bullard, American Tool, Brown & Sharpe, Futurmill, New Britain Machine, Rockford and White-Sundstrand brand machine tools.

Parts are sold primarily through direct customer contact. The Parts Operation employs a technically-oriented customer service group composed of 13 customer service representatives and seven technical support personnel. Because of the age, variety and technical complexity of the machine tool population, identification of replacement parts or repair solutions requires technically qualified employees who are familiar with the products served. Products are marketed to over 5,000 active customers, consisting primarily of aerospace and defense contractors, automotive and transportation equipment manufacturers, farm equipment builders, manufacturers of industrial equipment and precision tool and die shops located throughout the United States and overseas.

The Parts Operation's warranty policy covers all of its aftermarket products and services and generally provides a 90-day warranty on defects in materials and a 30-day warranty on defects in workmanship for replacement parts.

Remanufacturing Operation. The Remanufacturing Operation provides field service, rebuild, retrofit and remanufacturing services for numerous brands of machine tools, including DeVlieg, Bullard, American Tool, Brown & Sharpe, Futurmill, New Britain Machine, Rockford and White-Sundstrand brands. The remanufacture of a machine tool, typically consisting of replacing worn parts and components, realigning the machine, and adding updated CNC capability and electrical and mechanical enhancements, generally takes four to six months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine costing approximately 50% of the cost of a replacement machine.

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

NATIONAL ACME

National Acme manufactures new machines, provides repair and replacement parts through its Machines and Aftermarket operations and brokers used machines through its National Acme Trading Company.

Machines. National Acme manufactures high quality, original equipment multiple spindle automatic bar and chucking machines. These are sold through direct customer contact and through distributors world-wide under the Acme-Gridley and NAMCO trade names. The selling prices for National Acme machines range from $100,000 to over $1.0 million.

Aftermarket. Parts, tooling and attachments are sold directly to customers and through distributors. National Acme has six customer service representatives and six field service technicians, who provide technical assistance. Approximately 4,900 parts are stocked for "off the shelf" shipment to customers. In addition, a quick response program in manufacturing responds to customer breakdowns on parts not available from stock.

All machines and aftermarket parts are covered by a one-year warranty.

National Acme Trading Company. Used Acme-Gridley machines are sold through telemarketing and direct mail. Popular machine sizes are stocked. Technicians are available to provide selective repairs or rebuilds as required. Machines are usually sold "as is." Depending on the work performed on the machines, limited warranties are available.

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

Work Holding Systems. Through its Cushman product line, Tooling Systems supplies Cushman chucks and work holding products to assist customers with holding parts and tools. Chucks and work holding products range from manual and power chucks, super spacers, jaws, as well as special designs and rebuild services. The selling prices of chucks range from $500 to $50,000.

Products offered by Tooling Systems are sold to users of precision metal cutting machine tools, including the automotive, aerospace, defense, construction and equipment manufacturing industries. The automotive industry is Tooling Systems' largest customer source, representing approximately 45% of Tooling Systems' net sales in fiscal year 1996. Tooling Systems provides its customers with a range of catalog products as well as special engineered products. In this regard, Tooling Systems employs six engineers to work directly with customer design engineers and purchasing agents to provide solutions for unique tooling applications.

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

During fiscal 1996, approximately 90% of the products comprising the industrial line were designed and manufactured by Powermatic. The remaining industrial products are manufactured to Powermatic's specifications by firms located in Taiwan, Italy and the United States. The Company believes there are alternative sources of supply for its industrial line products. The selling prices for Powermatic's industrial line products range from $500 to $20,000.

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

Powermatic's Industrial and Artisan product lines are sold through approximately 650 nonexclusive distributors located throughout the United States. Powermatic's district sales managers are paid a salary plus commission and its manufacturing representatives are paid on a commission-only basis.

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

COMPETITION

SERVICES GROUP

The market for aftermarket products and services for the machine tools serviced by the Company is competitive, with competition from numerous independent parts, service and rebuild suppliers with various sales and resource levels. Management believes the Company has a competitive advantage with respect to the DeVlieg, Bullard, American Tool, Brown & Sharpe, Futurmill, New Britain Machine, Rockford and White-Sundstrand brand machine tools because the Company owns an estimated 200,000 drawings and all other documents and customer lists related to such machine tools, and employs skilled personnel who have been trained for and have experience with these products. As a result, management believes the Services Group has a dominant market share with respect to providing services for these brands of machine tools.

Principal competitive factors for the Services Group's products and services are customer service and technical support, delivery times, price and proprietary technology.

NATIONAL ACME

National Acme was inventor of the multiple spindle automatic bar and chucking machines in 1896. Since that time, National Acme has sold more multiple spindle automatics than any other company. The market is competitive with competition coming from a number of companies both domestically and internationally. The Company believes National Acme's competitive advantages are based on the durability of its machines, the large installed base of machines and its technical expertise. To complement its durability, National Acme has developed a new high precision design with a unique carrier holding feature, which allows customers to produce parts with substantially increased accuracy at faster speeds. The new design will provide advantages with both its accuracy and speed.

A large number of small companies compete in the Aftermarket business. Principal competitive factors are proprietary technology, technical support, delivery and price.

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

PATENTS AND TRADEMARKS

The Company possesses rights to over 200 domestic and foreign patents and trademarks relating to its businesses. While the Company considers its patents and trademarks important in the operation of its business, its business is not dependent on any single patent or trademark or group of patents or trademarks. However, the Company considers the following trademarks to be important to its business: Acme-Gridley(R), American Tool(R), Artisan(R), Belsaw(R), Brown & Sharpe(R), Bullard(R), Cushman(R), DeVlieg(R), Futurmill(R), Microbore(R), New Britain Machine(R), Powermatic(R), Universal Engineering(R) and White-Sundstrand(R). The Company licenses the White-Sundstrand(R) trademark from Sundstrand Corporation under an agreement which will expire in 2008. The Company sublicenses the Belsaw(R) trademark from C.B. Tool & Supply, Inc. under an agreement which will expire in 2001. The Company licenses the Brown & Sharpe(R) trademark from Brown & Sharpe Manufacturing Company under an agreement which expires in 1998. The DeVlieg(R) and Microbore(R) trademarks are licensed from D.V. Associates, L.P. pursuant to a license agreement, and the Company's rights thereto are subject to its payment of certain license fees. The Company holds an option to purchase such trademarks from D.V. Associates, L.P.

EMPLOYEES

As of July 31, 1996, the Company had approximately 900 employees, approximately 540 of whom were hourly employees and 360 of whom were salaried employees. Approximately 125 hourly employees at the Tooling Systems Group in Frankenmuth, Michigan are covered by a collective bargaining agreement expiring in May 1997. Approximately 130 hourly employees at the Powermatic Division in McMinnville, Tennessee are covered by a collective bargaining agreement expiring in July 1998. Approximately 195 employees at National Acme in Cleveland, Ohio are covered by a collective bargaining agreement expiring in October 1997.

ENVIRONMENTAL MATTERS

The Company, and the industry in which it competes, are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly evolving and the Company cannot predict accurately the effect they will have on the Company in the future. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the implementing regulations have not been finalized. Even where regulations have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditures. The Company cannot accurately predict what capital expenditures, if any, may be required.

Management believes that all operations conducted by the Company are in all material respects in compliance with all applicable laws and regulations relating to environmental matters.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers of the Company:

          Name                       Age             Position with Company
          ----                       ---             ---------------------
   William O. Thomas                 55           President and Chief Executive
                                                  Officer and Director

   Lawrence M. Murray                54           Vice President and Chief
                                                  Financial Officer


Officers are elected by the Board of Directors. There are no family relationships among any officers.

The following is a brief summary of the business experience of the executive officers of the Company:

William O. Thomas has been a Director of the Company since 1986, served as its Chairman from 1986 to December 1989 and served as its Vice Chairman from December 1989 until March 2, 1992. Effective March 2, 1992, Mr. Thomas was elected President and Chief Executive Officer of the Company. Mr. Thomas is currently a Director of Sanitas, Inc. He received his B.S. degree from Purdue University.

Lawrence M. Murray was elected as Vice President, Chief Financial Officer and Secretary of the Company effective June 15, 1992, and has served in these capacities since then, except that, from December 15, 1993 to June 13, 1996, he served as Assistant Secretary. From 1985 until 1992, Mr. Murray served as Vice President and Chief Financial Officer of Sanitas, Inc. He is currently a Director of Sanitas, Inc. Mr. Murray received his B.S. and M.B.A. degrees from Indiana University.

ITEM 2.          PROPERTIES

The Company, headquartered in Westport, Connecticut, conducts its operations at facilities located in California, Connecticut, Illinois, Michigan, Ohio, Pennsylvania, Tennessee, the United Kingdom and Germany (50% owned joint venture). The Company currently operates one shift a day, five days a week with workforce and workweek adjustments made as required. Management believes that the Company's facilities are in good condition and provide adequate capacity to meet the Company's needs for the foreseeable future. The following table sets forth certain information relating to the Company's principal facilities:

                                    Approx.                                         Owned/Leased
                                  Floor Area                                        (Expiration
Location                          in Sq. Ft.        Principal Uses                 Date if Leased)
--------                          ----------        --------------                 ---------------
DEVLIEG-BULLARD, INC.:
  Westport, CT                       5,300     Corporate Headquarters               Leased (2002)

SERVICES GROUP:
  Parts:
  Rockford, IL                      60,000     Administrative offices;              Leased (1999)
                                               warehousing of repair parts

  Madison Heights, MI               10,000     Warehousing of repair parts          Leased (1997)

  Remanufacturing:
  Twinsburg, OH                     50,000     Remanufacturing                      Leased (2002)

  Abbottstown, PA                   13,000     Administrative offices;              Owned
                                               Remanufacturing; field service
                                               support and sales

  Cromwell, CT                      44,600     Administrative offices;              Leased (1997)
                                               remanufacturing

  Huntington Beach, CA               7,400     Field service support and sales      Leased (1998)

NATIONAL ACME:
  Cleveland, OH                    559,700     Administrative offices and           Owned
                                               manufacturing

  Fremont, OH                       56,000     Warehouse and distribution center    Leased (1996)

TOOLING SYSTEMS GROUP:
  Frankenmuth, MI                  100,000     Administrative offices; design       Leased (2006)
                                               and manufacture of tooling
                                               products

  Gladwin, MI                       40,000     Manufacturing, shipping and          Owned
                                               assembly

  Lutterworth, UK                    8,500     Sales offices, warehousing of        Leased (1997)
                                               repair parts
INDUSTRIAL GROUP:
  Powermatic:
  McMinnville, TN                  217,200     Administrative offices and           Leased (2006)
                                               manufacturing

  McMinnville, TN                   59,800     Foundry; administrative offices;     Leased (2006)
                                               and production

ITEM 3.          LEGAL PROCEEDINGS

On March 2, 1992, a purported class action suit was filed in the United States District Court for the District of Connecticut against the Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors. The suit alleged violations of the federal securities laws and state and federal common law in connection with alleged misrepresentations and omissions made by the Company in connection with its initial public offering in March 1990 and in certain reports later issued by the Company. While management believes the allegations were without merit, in March 1996 the Company and all the remaining defendants, collectively, reached a settlement of the suit with representatives of the purported class. Under the terms of the settlement, the defendants collectively would pay a total of approximately $1.5 million over approximately five months. The Company accrued $2.4 million in fiscal 1996 for the settlement and related litigation costs. The settlement was approved by the court at a hearing on July 19, 1996. Management believes the settlement to be in the best interest of the Company and its shareholders.

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of approximately $1.3 million, plus interest, relating to a civil suit filed against the Company in Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. A final determination of the amount of the judgment has not been made at this time.
The plaintiff had alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991. The Company had countersued for the remaining balance due under the contract of approximately $280 thousand.

The Company believes that the jury's verdict in this case failed to consider material evidence in the case that indicates that the Company was not in breach of the contract; a Notice of Appeal was filed on February 9, 1996. No assurance can be given that such appeal will be successful. Accordingly, the Company made an accrual in fiscal 1996 in the amount of $2.2 million for the jury's verdict, plus interest and other costs.

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

                                                         High          Low
                                                         ----          ---
For Fiscal Year 1996
--------------------
Quarter ended:                July 31                   $ 2.875       $ 2.25
                              April 30                    2.75          2.00
                              January 31                  2.6875        1.875
                              October 31                  3.125         1.6875

For Fiscal Year 1995
--------------------
Quarter ended:                July 31                   $ 2.125       $ 1.25
                              April 30                    2.50          1.625
                              January 31                  1.875         1.375
                              October 31                  2.00          1.125

The Company has not declared any cash dividends on the common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors. The declaration of dividends is subject to certain restrictive covenants contained in the Company's loan agreements. See Notes 7 and 8 of Notes to the Company Financial Statements.

The Company had 149 holders of record (not including individual participants in securities position listings) of its common stock as of July 31, 1996, representing approximately 1,100 individual participants.

The transfer agent and registrar for the common stock is The First National Bank of Boston.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected historical data presented for each of the five years in the period ended July 31, 1996, and as of the end of each of the five years in the period ended July 31, 1996, are derived from the Company Financial Statements. The following data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data."

                                                                  DEVLIEG-BULLARD, INC. (c)
                                                           (in thousands, except per share data)
                                                1996 (a)    1995 (b)      1994        1993 (d)     1992 (e)
                                                --------    --------      ----        --------     --------
     RESULTS OF OPERATIONS (C):
     Net sales                                 $113,314     $78,150     $63,619       $58,604      $64,268
     Gross profit                                31,459      22,155      18,079        18,111       13,338
     Operating profit (loss)                      8,308       5,243       2,790         3,521       (5,925)
     Nonrecurring charges                         4,600       1,500           -             -        6,392
     Income (loss) from continuing
     operations                                   3,635       3,405       2,832         2,821      (12,372)
       before interest and taxes
     Income (loss) from                            (717)      1,393       1,579         1,652      (13,583)
       continuing operations
     Net income (loss)                             (717)      1,393       1,579         7,490      (10,838)
     Income (loss) per common share:
       Continuing operations                   $  (0.06)    $  0.11     $  0.13       $  0.13      $ (1.16)

       Net income (loss)                          (0.06)       0.11        0.13          0.61        (0.94)
     Average common shares and
       equivalents outstanding                   12,250      13,257      12,436        12,250       12,250
     ASSETS AND CAPITAL:
     Total current assets                      $ 61,509     $36,321     $33,462       $30,030      $33,747
     Property, plant and equipment               13,306       6,876       6,340         6,637        7,899
     Total assets                               119,803      66,232      51,263        45,056       48,903
     Revolving credit agreement                  19,195      12,115           -        10,811       15,247
     Total current liabilities                   48,515      25,490      12,474        23,305       37,724
     Long-term debt                              15,175      13,639      14,577         2,949        1,003
     Total liabilities                           98,219      45,662      33,887        33,627       39,755
     Stockholders' equity                        21,584      20,570      17,376        11,429        9,148


(a) On October 23, 1995, the Company acquired The National Acme Company. This acquisition was accounted for as a purchase. See Note 2 of Notes to the Company Financial Statements.

     Fiscal 1996 also includes nonrecurring charges of $4,600 for litigation settlements (see "Item 3 - Legal Proceedings").

(b) On September 9, 1994, the Company acquired specified assets of Cushman Industries, Inc. On November 30, 1994, the Company acquired H.B. Industries, Inc. On January 23, 1995, the Company acquired substantially all of the assets of Mideastern, Inc. These acquisitions were accounted for as purchases. See Note 2 of Notes to the Company Financial Statements.

     Fiscal 1995 also includes nonrecurring charges of $1,500 for a litigation settlement.

(c) On November 24, 1992, the Company sold the assets of its Penberthy, Inc. subsidiary. Accordingly, Penberthy has been reflected as a discontinued operation for periods presented and fiscal 1993 and 1992 results of operations have been restated, but assets and capital have not been restated.

(d) Effective August 1, 1992, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, the Company recorded a one-time, non-cash charge of $4,588 representing the cumulative effect of this accounting change and increased expenses for postretirement benefits by $191 for the 1993 fiscal year. Also, effective August 1, 1992, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes."

     On March 23, 1993, the Company acquired the Brown & Sharpe grinding machine business from Brown & Sharpe Manufacturing Company. The acquisition was accounted for as a purchase.

(e) Fiscal 1992 includes nonrecurring charges of $6,392 related to certain restructuring activities. Additionally, charges of $3,545 related to inventory obsolescence were included in cost of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company, including its Services, National Acme, Tooling Systems and Industrial operating groups. Amounts are expressed in thousands, except per share data.

OVERVIEW OF RESULTS
Fiscal 1996 was a year of growth in sales and earnings for the Company. The Company also continued to benefit from the cost reduction and process improvement programs undertaken in fiscal years 1992-1996. In addition to modest growth in the Company's operating groups, the National Acme acquisition, which occurred during the year, contributed $29,570 in sales and $2,949 in operating profit to the overall results.

ACQUISITION  (See Note 2 of Notes to the Company Financial Statements)
On October 23, 1995, the Company purchased The National Acme Company. National Acme, located in Cleveland, Ohio, is a leading manufacturer of multiple spindle automatic bar and chucking machines, marketed under the trade name Acme-Gridley, as well as a supplier of related aftermarket parts and services. This acquisition further strengthens the Company's original equipment offerings and provides a base for further growth of the original equipment and related parts and service business.

RESULTS OF OPERATIONS
The following table sets forth selected items from the Statements of Operations as a percentage of the Company's net sales for the periods indicated. The discussion which follows should be read in conjunction with the Company's Financial Statements and Notes thereto.

                                            Fiscal year ended July 31,
                                             1996      1995     1994
                                             ----      ----     ----
Net sales                                    100.0%    100.0%   100.0%
Cost of sales                                 72.2      71.7     71.6
Gross profit                                  27.8      28.3     28.4
Operating expenses                            20.4      21.6     24.0
Operating profit                               7.3       6.7      4.4
Nonrecurring charges                           4.1       1.9      -
Net income                                    (0.6)      1.8      2.5

FISCAL 1996 COMPARED TO FISCAL 1995.

SALES
Net sales for fiscal 1996 were $113,314 compared to $78,150 for fiscal 1995, an increase of $35,164, or 45.0%. The acquisition of National Acme added $29,570 to net sales. Net sales for fiscal 1996 for the Services Group increased $4,316, or 12.4%, and the Industrial Group increased $1,539, or 6.9%, while the Tooling Systems Group had a slight decrease of $261, or approximately 1%.

GROSS PROFIT
Gross profit for fiscal 1996 was $31,459 compared to $22,155 in fiscal 1995, an increase of $9,304, or 42.0%. The increase is primarily the result of the acquisition of National Acme, which added $8,163 in gross profit. The Services Group increased $1,264, or 11.4%, and the Industrial Group increased $628, or 12.1%, offset by a reduction in gross profit in the Tooling Systems Group of $751. Gross profit as a percent of sales was 27.8% in fiscal 1996 as compared with 28.3% in fiscal 1995. The decrease in gross margin as a percent of net sales is primarily due to the decline in the Tooling Systems Group, which was 24.3% in fiscal 1996 as compared with 27.6% in fiscal 1995, primarily due to the assimilation of the Cushman business acquired in fiscal 1995.

OPERATING EXPENSES
Operating expenses in fiscal 1996 were $23,151 compared to $16,912 in the prior year, an increase of $6,239. The increase is primarily due to the acquisition of National Acme, which increased operating expenses by $5,214. As a percent of net sales, operating expenses were 20.4% compared with 21.6% in the prior year.

OTHER EXPENSES
Other expenses were $73 in fiscal 1996, compared to $338 in fiscal 1995. The fiscal 1995 expenses included $372 in costs associated with an unsuccessful acquisition and $300 in royalty fees, offset by a $305 gain on the sale of land held for disposition.

NONRECURRING CHARGES
Litigation expenses of $4,600 were recorded during fiscal 1996. Of these expenses, $2,200 relates to an adverse judgment rendered in a breach of contract suit. Although the Company accrued for the full jury verdict, plus interest and other legal costs, it has filed a Notice of Appeal against the verdict on the grounds that the jury's verdict was against the weight of the evidence. The balance of $2,400 is for legal costs incurred in connection with the settlement of the class action suit filed in 1992. The litigation alleged violations of the federal securities laws and state and federal common law in connection with the Company's initial public offering in March 1990. The Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors were included as defendants in the suit. While management believes the allegations in the lawsuit were without merit, the Company agreed to settlement to avoid continued litigation costs related to the suit. See "Item 3 - Lease Proceedings." See also Note 10 of Notes to the Company Financial Statements for a discussion of the Class B Stock Purchase Warrants.

The Company incurred a $1,500 litigation settlement charge in fiscal 1995. The litigation had sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc., in September 1988 and March 1990. The Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in the suit. While management believed the allegations in the lawsuit were without merit, the Company agreed to settlement to avoid continued litigation costs related to the suit.

INTEREST EXPENSE
Interest expense was $4,404 in fiscal 1996 compared to $2,594 in fiscal 1995, an increase of $1,810. The increase in interest expense is attributable to a higher outstanding debt balance, primarily due to the acquisition of National Acme (see Note 2 of Notes to the Company Financial Statements) and higher effective interest rates.

INCOME TAXES
The income tax benefit was $52 and $582 for fiscal 1996 and 1995, respectively. The income tax benefit recorded in fiscal 1996 relates to the loss recorded in fiscal 1996 as a result of the litigation expenses for the year. The fiscal 1995 tax benefit is primarily due to the Company's release of $2,962 of its valuation allowance previously recorded against deferred tax assets. This amount was released based on expectations of continued profitability. Of the released valuation allowance, $1,189 was included in the benefit for income taxes on the statement of operations and $1,773 was credited to the balance sheet account "Excess purchase price over net assets from the Services Group acquisition."

FISCAL 1995 COMPARED TO FISCAL 1994.

SALES
Net sales for fiscal 1995 were $78,150 compared to $63,619 for fiscal 1994, an increase of $14,531, or 22.8%, reflecting increases in all of the Company's operating groups. The increase in net sales by operating group consisted of $6,653, or 23.7%, in the Services Group; $4,369, or 25.9%, in the Tooling Systems Group; and $3,509, or 18.8%, in the Industrial Group. The Industrial Group increase is especially noteworthy given that a three-week strike reduced sales by an estimated $700 during the fourth quarter of fiscal 1995. The Industrial Group entered into a new collective bargaining agreement with the United Steelworkers of America, which expires on July 1, 1998. Fiscal 1995 results include additions from acquired businesses as follows: Cushman added $3,494 to the Tooling Systems Group and Ed Smith and Mideastern added $1,161 and $2,995, respectively, to the Services Group. Excluding the sales added by acquired business, the Services Group net sales increased $2,497, or 8.9%, compared to the prior year, reflecting increases in its Parts and Remanufacturing Operations. The Tooling Systems Group's net sales, excluding the addition from Cushman, were $875, or 5.2%, higher than fiscal 1994.

GROSS PROFIT
Gross profit for fiscal 1995 was $22,155 compared to $18,079 in fiscal 1994, an increase of $4,076, or 22.6%, reflecting increases in each operating group. Gross profit as a percentage of net sales was 28.3% and 28.4% in fiscal 1995 and 1994, respectively, with increases in the Services Group, offset by declines in the Tooling Systems and Industrial Groups.

OPERATING EXPENSES
Operating expenses in fiscal 1995 were $16,912, or 21.6% of net sales, compared to $15,289, or 24.0% of net sales, in fiscal 1994. Operating expenses in fiscal 1995 exceeded prior year levels due to the higher sales volume and costs added by acquired businesses.

OTHER EXPENSES
Other expenses were $338 in fiscal 1995 compared with income of $42 in fiscal 1994. The fiscal 1995 amount includes $372 in costs associated with an unsuccessful acquisition and $300 in royalty fees, offset by a $305 gain on the sale of land held for disposition.

NONRECURRING CHARGES
In the second quarter of fiscal 1995, the Company settled for $1,500 a civil suit filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc.

INTEREST EXPENSE
Interest expense was $2,594 in fiscal 1995 compared to $1,345 in fiscal 1994, an increase of $1,249. The increase in interest expense was due to higher average outstanding debt balances, primarily due to acquisitions, and higher effective interest rates, particularly on the Company's subordinated debentures which were issued in May 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have been funded with increases in indebtedness, while funds from divestitures have generally been used to reduce indebtedness (see Note 2 of Notes to the Company Financial Statements).

Net cash provided by operating activities was $3,494 in fiscal 1996 compared to $1,363 in fiscal 1995, an increase of $2,131. Included in these results is $2,329 in payments made against the $4,600 accrued for litigation settlement (see "Item 3 - Legal Proceedings"). Net of these items, cash flow from operating activities would have been $5,823.

Cash used for capital expenditures was $1,138, $970 and $1,020, in fiscal 1996, 1995, and 1994, respectively. The Company currently has no material commitments for specific capital expenditures.

Cash of $10,656 was used in fiscal 1996 for the National Acme acquisition. During fiscal 1995, $12,151 of cash was used for acquisitions.

FINANCING AND INVESTING
The balance outstanding under the Company's revolving credit agreement was $19,195 at July 31, 1996, compared to $12,115 at July 31, 1995. Long-term debt, including current maturities, at July 31, 1996, was $18,107, compared to $15,788 at July 31, 1995, an increase of $2,319. The Company's total indebtedness was $37,302 and $27,903 at July 31, 1996, and 1995, respectively, an increase of $9,399.

Cash and equivalents at July 31, 1996 was $768, an increase of $353 compared to July 31, 1995. Net cash provided by financing activities was $8,672 in fiscal 1996 compared to net cash provided by financing activities of $10,004 in the prior year.

As outlined in Notes 7 and 8 of Notes to the Company Financial Statements, the Company entered into a new $30,000 senior debt facility in October 1995, which consisted of a $25,000 revolving credit agreement and a $5,000 term loan. The term loan requires monthly principal payments of $86 that began November 30, 1995. Borrowings under this facility were used to repay the then existing senior debt facility, to finance the National Acme acquisition (see Note 2 of Notes to the Company Financial Statements) and to provide for working capital requirements. On April 12, 1996, the Company obtained a new term loan in the amount of $3,000 to assist in the financing of the litigation costs (See "Item 3 - Legal Proceedings") and increased the senior credit facility to $32,000. The new term loan requires monthly principal payments of $83 that began June 30, 1996. The term loans require payments through September 30, 1998, with final payments totalling $2,667 due on October 23, 1998.

The new senior debt facility aggregating approximately $32,000 at July 31, 1996, is comprised of $7,063 in term loans and a revolving credit agreement which provides for borrowings up to $24,699. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.75% at July 31, 1996. As of July 31, 1996, the Company's new revolving credit agreement, which matures on October 23, 1998, subject to renewal, permits borrowings of up to $24,699 subject to collateral maintenance requirements. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.5% at July 31, 1996. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at July 31, 1996, were $2,692, after reduction for funds reserved for settlement of the litigation costs discussed above.

Pursuant to the Subordinated debt facility, the Company issued Subordinated Debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by Junior Subordinated Debt (see Note 8 of Notes to the Company Financial Statements). Interest payments on the Subordinated Debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The Subordinated Debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest on the Junior Subordinated Debt accrues at 14.5%, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. The Junior Subordinated Debt provides for the repayment of principal of $4,000 and unpaid interest in June 2001 or thirty days after the payment of the Subordinated Debentures.

In connection with the issuance of the Subordinated Debentures in May 1994, the Company issued the holders warrants to purchase one million shares of the Company's common stock at $0.01 per share, which were valued at $1,750, and a presently indeterminable number of additional shares at $0.01 per share, which became available based upon the settlement of certain legal proceedings (see
Note 10 of Notes to the Company Financial Statements). In addition, in connection with the issuance of the Junior Subordinated Debt and refinancing of the senior credit facility, the Company issued 500 additional Class A and 750 Class C stock purchase warrants (see Note 10 of Notes to the Company Financial Statements). These were valued at $1,750.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.

OUTLOOK
The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements contained in this document and a number of factors may affect future results, liquidity and capital resources. These factors include: the fact that the Company derives a substantial portion of its sales from cyclical industries, including the automotive, aerospace and housing industries; the ability to introduce new products in a timely fashion; the pace of technological changes effecting the products manufactured and services provided by the Company; the Company's substantial debt service requirements, much of which is based on variable rates; the dependence of the Company's growth on acquisitions and the Company's ability to finance such acquisitions and to profitably integrate the acquired operations; the level of margins achievable in the markets served by the Company; and the ability to continue to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future sales and margin trends cannot be reliably predicted.

During the past two fiscal years, the Company has recorded pre-tax charges of $6,100 to accrue for or settle three separate lawsuits which preceded or resulted from the initial public offering in March 1990. At this time, the Company is not a party to any legal proceeding the outcome of which, in management's opinion, would have a material adverse effect on the Company's consolidated results of operations or financial position.

The Company actively seeks to expand by acquisition, as well as through the growth of its present businesses. A significant acquisition would require additional borrowings. There can be no assurance that the Company would be able to obtain financing on acceptable terms.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

Balance Sheets
  July 31, 1996, and 1995

Statements of Operations
  Years ended July 31, 1996, 1995 and 1994

Statements of Cash Flows
  Years ended July 31, 1996, 1995 and 1994

Statements of Changes in Stockholders' Equity
  Years ended July 31, 1996, 1995 and 1994

Notes to the Company Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of DeVlieg-Bullard, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 42 of this report present fairly, in all material respects, the financial position of DeVlieg-Bullard, Inc., at July 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 4, 1996

DEVLIEG-BULLARD, INC.
BALANCE SHEETS
($ IN THOUSANDS)

                                                                                          July 31,
                                                                                  --------------------------
                                                                                  1996                  1995
                                                                                  ----                  ----
 ASSETS

 Current assets:
   Cash and cash equivalents                                                 $     768             $     415
   Accounts receivable                                                          17,505                12,634
   Inventories                                                                  42,071                22,421
   Prepaid expenses and other current assets                                     1,165                   851
                                                                             ---------             ---------
 Total current assets                                                           61,509                36,321
 Property, plant and equipment                                                  13,306                 6,876
 Engineering drawings                                                           18,366                 8,409
 Goodwill                                                                       11,472                 7,058
 Other assets                                                                   15,150                 7,568
                                                                             ---------             ---------

 Total assets                                                                $ 119,803             $  66,232
                                                                             =========             =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                          $   9,854             $   6,520
   Accrued expenses and other current liabilities                               16,534                 4,706
   Revolving credit agreement                                                   19,195                12,115
   Current maturities of long-term debt                                          2,932                 2,149
                                                                             ---------             ---------
 Total current liabilities                                                      48,515                25,490

 Long-term debt                                                                 15,175                13,639
 Postretirement benefit obligation                                              22,830                 5,022
 Other noncurrent liabilities                                                   11,699                 1,511
                                                                             ---------             ---------

 Total liabilities                                                              98,219                45,662
                                                                             ---------             ---------

 Commitments and contingencies (Note 15)

 Stockholders' equity:
   Common stock, $0.01 par value;
     authorized 30,000,000 shares;
     issued and outstanding 12,250,000                                             123                   123
   Additional paid-in capital                                                   34,049                32,299
   Excess purchase price over net assets from
     the Services Group acquisition                                            (16,358)              (16,358)
   Retained earnings                                                             3,946                 4,663
   Cumulative translation adjustment                                              (176)                 (157)
                                                                             ---------             ---------

 Total stockholders' equity                                                     21,584                20,570
                                                                             ---------             ---------

 Total liabilities and stockholders' equity                                  $ 119,803             $  66,232
                                                                             =========             =========


The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Year ended July 31,
                                                            -------------------------------------------------
                                                            1996                 1995                    1994
                                                            ----                 ----                    ----
Net sales                                                 $113,314              $78,150               $63,619
Cost of sales                                               81,855               55,995                45,540
                                                          --------              -------               -------
    Gross profit                                            31,459               22,155                18,079

Operating expenses:
  Engineering                                                1,623                1,083                 1,148
  Selling                                                   10,553                7,650                 6,613
  General and administrative                                10,975                8,179                 7,528
                                                          --------              -------               -------
Total operating expenses                                    23,151               16,912                15,289
                                                          --------              -------               -------

Operating profit                                             8,308                5,243                 2,790

Nonrecurring charges                                         4,600                1,500                     -
Other (income) expense, net                                     73                  338                   (42)
                                                          --------              -------               -------

Income before interest and taxes                             3,635                3,405                 2,832
Interest expense                                             4,404                2,594                 1,345
                                                          --------              -------               -------

Income (loss)  before income taxes                            (769)                 811                 1,487
(Benefit) for income taxes                                     (52)                (582)                  (92)
                                                          --------              -------               -------

Net income (loss)                                         $   (717)             $ 1,393               $ 1,579
                                                          ========              =======               =======

Income (loss) per common share                            $  (0.06)             $  0.11               $  0.13
                                                          ========              =======               =======

Weighted average common shares and
equivalents outstanding                                     12,250               13,257                12,436
                                                          ========              =======               =======



The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                               Year ended July 31,
                                                                 ----------------------------------------------
                                                                        1996           1995           1994
                                                                        ----           ----           ----
Cash flows from operating activities:
Net income                                                         $    (717)        $ 1,393        $ 1,579
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                      4,612           2,721          1,776
    Deferred income taxes                                               (636)         (2,181)        (2,878)
    Provision for losses on accounts receivable                          152             187            107
    Gain on disposal of other assets                                       -            (305)             -
    Net change in assets and liabilities:
       Accounts receivable                                               285            (793)          (887)
       Inventories                                                    (4,936)         (1,546)          (345)
       Prepaid expenses and other current assets                        (758)            643           (948)
       Accounts payable                                                1,402             414            587
       Accrued expenses and other current liabilities                  3,638            (623)          (762)
       Other, net                                                        452           1,453          2,505
                                                                   ---------         -------        -------

    Net cash provided by operating activities                          3,494           1,363            734
                                                                   ---------         -------        -------

Cash flows from investing activities:
   Acquisitions, net                                                 (10,656)        (12,151)             -
   Capital expenditures                                               (1,138)           (970)        (1,020)
   Proceeds from sale of other assets                                      -             487              -
                                                                   ---------         -------        -------

   Net cash (used for) investing activities                          (11,794)        (12,634)        (1,020)
                                                                   ---------         -------        -------

Cash flows from financing activities:
   Net borrowings (repayment) of revolving credit
     agreement                                                         7,080          12,115        (10,811)
   Payments of long-term debt                                         (5,193)         (2,111)        (1,492)
   Proceeds from issuance of long-term debt                            8,000               -         15,000
   Debt issuance costs                                                (1,215)              -         (1,035)
                                                                   ---------         -------        -------

   Net cash provided by financing activities                           8,672          10,004          1,662
                                                                   ---------         -------        -------

Effect of exchange rate changes on cash                                  (19)             28            (17)
                                                                   ---------         -------        -------

Net change in cash and cash equivalents                                  353          (1,239)         1,359
Cash and cash equivalents at beginning of period                         415           1,654            295
                                                                   ---------         -------        -------
Cash and cash equivalents at end of period                         $     768         $   415        $ 1,654
                                                                   =========         =======        =======



The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of cash flow information:

                                                                             Year ended July 31,
                                                                 ----------------------------------------
                                                                      1996            1995           1994
                                                                      ----            ----           ----
   Cash paid during the period for:
     Interest                                                       $3,808          $2,397         $1,284
     Income taxes, net of refunds                                      (83)           (445)          (852)

Supplemental schedule of non-cash investing and financing information:

During fiscal 1996, the Company assumed liabilities in the amount of $38,781 in connection with the acquisition of The National Acme Company.

During fiscal 1995, the Company issued $1,277 of debt and assumed liabilities in the amount of $1,048 in connection with the acquisitions (see Note 2).

In Connection with the consent by the holders of the $12,000 principal amount of subordinated debentures to the acquisition of National Acme and to the refinancing of the Company's senior credit facility and to the refinancing of $4,000 principal amount of such subordinated debentures, the Company issued stock purchase warrants valued at $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures (see Note 10).

During fiscal 1994, the Company issued subordinated debentures with detachable stock purchase warrants. The fair market value of the warrants aggregated $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures (see Notes 10 and 12).

The amortization of the debt discount was $342, $190 and $25 in fiscal 1996, 1995 and 1994, respectively.

The Company's tax benefit related to the excess purchase price from the Services Group acquisition reduces the Company's income tax liability (see Note
1). Such amount included in fiscal 1996 and 1995 and 1994 is $0, $1,773, and $2,635 respectively.

During fiscal 1996, 1995 and 1994, the Company entered into capital leases for equipment totaling $471, $0, and $253 respectively, which were financed by capital lease obligations.





The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)


                                                 Common
                                                 ------
                                                 Shares                     Additional          Excess
                                                 ------                     ----------          ------
                                             Issued and          Common        Paid-in        Purchase
                                             ----------          ------        -------        --------
                                            Outstanding           Stock        Capital           Price
                                            -----------           -----        -------           -----
 Year ended
 ----------
 July 31, 1996, 1995 & 1994
 --------------------------
 Balance, July 31, 1993                          12,250            $123        $30,549        $(20,766)

 Net Income                                           -               -              -               -

 Issuance of stock purchase warrants                  -               -          1,750               -
 Tax benefit realized related to Excess
   purchase price of Services Group                   -               -              -           2,635
 Foreign currency translation adjustment              -               -              -               -
                                                 ------            ----        -------        --------

 Balance, July 31, 1994                          12,250             123         32,299         (18,131)

 Net Income                                           -               -              -               -
 Tax benefit realized related to Excess
   purchase price of Services Group                   -               -              -           1,773
 Foreign currency translation adjustment              -               -              -               -
                                                 ------            ----        -------        --------

 Balance, July 31, 1995                          12,250             123         32,299         (16,358)

 Net Income                                           -               -              -               -
 Issuance of stock purchase warrants                  -               -          1,750               -
 Foreign currency translation adjustment              -               -              -               -
                                                 ------            ----        -------        --------

 Balance, July 31, 1996                          12,250            $123        $34,049        $(16,358)
                                                 ======            ====        =======        ========

                                                 Retained
                                                 --------
                                                 Earnings       Cumulative
                                                 --------       ----------
                                             (Accumulated      Translation
                                             ------------      -----------
                                                  Deficit)      Adjustment            Total
                                                  --------      ----------            -----
 Year ended
-----------
 July 31, 1996, 1995 & 1994
 --------------------------
 Balance, July 31, 1993                            $1,691            $(168)         $11,429

 Net Income                                         1,579                -            1,579

 Issuance of stock purchase warrants                    -                -            1,750
 Tax benefit realized related to Excess
   purchase price of Services Group                     -                -            2,635
 Foreign currency translation adjustment                -              (17)             (17)
                                                   ------            -----          -------

 Balance, July 31, 1994                             3,270             (185)          17,376

 Net Income                                         1,393                -            1,393
 Tax benefit realized related to Excess
   purchase price of Services Group                     -                -            1,773
 Foreign currency translation adjustment                -               28               28
                                                   ------            -----          -------

 Balance, July 31, 1995                             4,663             (157)          20,570

 Net Income                                          (717)               -             (717)
 Issuance of stock purchase warrants                    -                -            1,750
 Foreign currency translation adjustment                -              (19)             (19)
                                                   ------            -----          -------

 Balance, July 31, 1996                            $3,946            $(176)         $21,584
                                                   ======            =====          =======



The accompanying notes are an integral part of these financial statements.

                             DEVLIEG-BULLARD, INC.
                   NOTES TO THE COMPANY FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS
DeVlieg-Bullard, Inc. (the "Company"), is a diversified industrial concern specializing in manufacturing, servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools and a variety of power tools for niche industrial markets. The Company conducts its business through four operating groups: the Services Group, National Acme, the Tooling Systems Group and the Industrial Group.

BASIS OF PRESENTATION
The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Certain amounts in the fiscal 1995 and 1994 financial statements have been reclassified to conform with the fiscal 1996 presentation. Amounts, except per share data, are expressed in thousands.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. The Company invests excess funds in short-term, interest-bearing obligations. When a balance is outstanding on the Company's revolving credit agreement, all available cash is used to decrease such outstanding balance.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out basis. Cost includes material, labor and manufacturing overhead. Approximately 40% of the total inventory value is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting.

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

OTHER ASSETS
Intangible assets, consisting of engineering drawings and bills of material for parts and machine assemblies, are amortized over their estimated useful lives, ranging from ten to thirty years, using the straight-line method. Goodwill, the excess of purchase price over net assets acquired, is amortized over the estimated useful lives, ranging from fifteen to thirty years. Deferred financing costs are amortized on a straight-line basis, which is not materially different from the effective interest method, over the life of the related indebtedness.

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

INCOME TAXES
The Company uses Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities.

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

INCOME (LOSS) PER SHARE
Income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares and equivalents outstanding during the period. Outstanding stock options, which are common stock equivalents, are included in the calculation if they are dilutive. Stock purchase warrants, which are common stock equivalents, are included in the calculation of income per share from the date of issuance (see Note 10). Loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Stock options and stock purchase warrants are not considered in this calculation as they would be anti-dilutive.

NOTE 2 - ACQUISITIONS

NATIONAL ACME
On October 23, 1995, the Company acquired (the "Acquisition") all of the outstanding stock of The National Acme Company, an Ohio corporation ("National Acme"). Immediately following the consummation of the Acquisition, National Acme was merged with and into the Company with the Company as the surviving corporation.

The consideration paid for the Acquisition consisted of $8,987 at closing for the outstanding stock of National Acme and in consideration for a noncompete agreement, and $1,314 for additional purchase price adjustment in March 1996, as well as closing costs. The Company borrowed funds from its new senior debt facility to finance the Acquisition (see Notes 7 and 8).

National Acme, located in Cleveland, Ohio, manufactures Acme-Gridley multiple spindle automatic bar and chucking machines and supplies related aftermarket parts and service.

The Acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the estimated fair market value of net assets acquired based on information available at this time. Such amounts may change as additional information becomes available. The excess of purchase price over net assets acquired of $4,831 has been allocated to goodwill and $10,695 to engineering drawings. These amounts will be amortized on a straight-line basis over thirty years. The noncompete agreement of $1,400 will be amortized on the straight-line basis over ten years. Liabilities of $38,781 were assumed in connection with the Acquisition, primarily for postretirement medical benefits ($20,559) and pension benefits ($10,926). The results of operations of National Acme have been included in the Company's balance sheet starting with the second quarter of fiscal 1996.

The following pro forma information has been prepared assuming the acquisition of National Acme had occurred on August 1, 1995 and 1994, respectively.

Pro forma results of operations:

(unaudited - in thousands, except per share data)                          Year ended July 31,
                                                                    ------------------------------
                                                                         1996                 1995
                                                                         ----                 ----
                      Net sales                                      $121,798             $114,869
                                                                     ========             ========
                      Net income                                        $(598)              $1,290
                                                                        =====               ======
                      Net income per common share                     $ (0.05)               $0.09
                                                                      =======                =====
                      Average shares outstanding                       12,250               13,953
                                                                       ======               ======

In preparing the unaudited pro forma summary of operations, adjustments were made to the historical financial statements to reflect increases in the revolving line of credit and interest expense; amortization of intangible assets; depreciation of fixed asset write-up to fair market value; and other estimated purchase accounting entries. The pro forma results are not necessarily indicative of what would have been obtained if the operations had been combined during fiscal 1996 and 1995, nor are they necessarily indicative of the results that may occur in the future.

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

H.B. INDUSTRIES, INC.
On November 30, 1994, the Company acquired all of the outstanding capital stock of H.B. Industries, Inc., which conducts its business as Ed Smith Machinery Sales ("Ed Smith"). Ed Smith sells replacement parts for the Bullard product line of machine tools. The purchase price was approximately $3,000. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net assets acquired of approximately $2,300 was recorded as goodwill and is being amortized on a straight-line basis over a 15-year period. Ed Smith's results of operations are included in the Company's financial statements from the date of acquisition. The business is operated by the Company's Services Group.

MIDEASTERN
On January 23, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Mideastern, Inc. ("Mideastern"). Mideastern rebuilds and provides repair parts and service for a variety of machine tools under the New Britain Machine brand name. The purchase price for this acquisition was approximately $5,300, which consisted of $3,100 cash consideration to the sellers, issuance of a $600 subordinated earnout note to the sellers, stock options (see Note 8), Mideastern debt of $359 repaid by the Company at closing, closing costs incurred, and liabilities assumed. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon the fair market value at the date of acquisition. The excess purchase price over net assets acquired of approximately $2,900 was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The results of operations of Mideastern since acqusition are included in the Company's financial statements with the Services Group.

The Company borrowed funds from its revolving credit agreement to finance these acquisitions.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of:


                                                                                July 31,
                                                                      -------------------------
                                                                        1996               1995
                                                                        ----               ----
  Trade receivables                                                   $15,666            $11,443
  Unbilled receivables on contracts in progress                         2,377              1,486
  Other                                                                   136                627
                                                                      -------            -------
                                                                       18,179             13,556
 Less: allowance for doubtful accounts                                   (674)              (922)
                                                                      -------            -------
                                                                      $17,505            $12,634
                                                                      =======            =======

The Company's trade receivables are concentrated in the machine tool and related manufacturing industries. Unbilled receivables on contracts in progress represent revenue recognized under the percentage of completion basis and are expected to be received within one year. All amounts included in unbilled receivables on contracts in progress are related to long-term contracts and are reduced by appropriate progress billings.

NOTE 4 - INVENTORIES

Net inventories consisted of:

                                                                                July 31,
                                                                     ---------------------------
                                                                         1996               1995
                                                                         ----               ----
  Raw materials                                                      $  1,451          $     781
  Work-in-process                                                      13,650              5,303
  Finished goods                                                       26,970             16,337
                                                                     --------          ---------

                                                                     $ 42,071          $  22,421
                                                                     ========          =========

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,922 and $6,105 at July 31, 1996 and 1995, respectively. Inventories valued using LIFO were $15,970 at July 31, 1996. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at July 31, 1996.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                                 July 31,
                                                                     ---------------------------
                                                                         1996             1995
                                                                         ----             ----
  Real property                                                      $  5,765            $ 2,382
  Machinery and equipment                                              14,140              9,928
  Capitalized leased assets                                             2,010              1,539
  Furniture and fixtures                                                4,134              3,278
                                                                     --------            -------
                                                                       26,049             17,127
  Less: allowance for accumulated depreciation                        (12,743)           (10,251)
                                                                      -------            -------
                                                                      $13,306            $ 6,876
                                                                      =======            =======

Depreciation expense, including amortization of leased assets, totaled $2,512, $1,966 and $1,584 for fiscal years 1996, 1995 and 1994, respectively. Capitalized leased assets are comprised of computer hardware, software and related installation costs.

NOTE 6 - OTHER ASSETS

  Other assets consisted of:                                                    July 31,
                                                                      --------------------------
                                                                         1996               1995
                                                                         ----               ----
  Engineering drawings                                                $22,611            $12,021
  Less: accumulated amortization                                       (4,245)            (3,612)
                                                                      -------           --------
                                                                      $18,366           $  8,409
                                                                      =======           ========

                                                                                  July 31,
                                                                      --------------------------
                                                                         1996               1995
                                                                         ----               ----
  Goodwill                                                            $12,258             $7,295
  Less: accumulated amortization                                         (786)              (237)
                                                                      -------             ------
                                                                      $11,472             $7,058
                                                                      =======             ======
  Other assets:
  Deferred taxes, net of valuation allowance
           (Note 12)                                                  $11,024             $5,059
  Deferred financing costs                                              2,745              1,515
  Investments carried at equity                                           137                137
  Pension asset                                                            40                432
  Other                                                                 3,389              1,535
                                                                      -------             ------
                                                                       17,335              8,678
  Less:  accumulated amortization                                      (2,185)            (1,110)
                                                                      -------             ------
           Total other assets
                                                                      $15,150             $7,568
                                                                      =======             ======

Amortization of intangible and other assets totaled $2,257, $1,065, and $668 for the years ended July 31, 1996, 1995 and 1994, respectively.

NOTE 7 - REVOLVING CREDIT AGREEMENT

On October 23, 1995, the Company replaced its existing revolving credit agreement and term loan with a $30,000 senior credit facility comprised of a $25,000 revolving credit agreement and a $5,000 term loan. The term loan requires monthly principal payments of $86 that began November 30, 1995. The funding occurred on October 23, 1995, contemporaneously with the Company's completion of the acquisition of National Acme (see Note 2). On April 12, 1996, the Company obtained an additional $3,000 term loan to help fund the litigation settlement costs (see Note 15) and increased the senior credit facility to $32,000. The new term loan requires monthly principal payments of $83 that began June 30, 1996. The term loans require payments through September 30, 1998, with final payments totalling $2,667 due on October 28, 1998. Interest rates are based on the prime rate or alternative rates based on LIBOR.

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

Borrowings of $23,900 under the senior credit facility were incurred at the closing to retire the then existing senior credit facility and to finance the Acquisition. The Company has incurred approximately $1,200 in refinancing costs. These costs will be capitalized and amortized over the life of the debt. At July 31, 1996, borrowings outstanding under the revolving credit agreement were $19,195. The rate in effect at July 31, 1996, was 8.5%.

NOTE 8 - LONG-TERM DEBT

                                                                                July 31,
                                                                    ----------------------------
                                                                         1996               1995
                                                                         ----               ----
Term Loans                                                          $   7,063           $  2,500
Subordinated Debentures, net of discount                                9,141             10,465
Note payable                                                                -              1,083
Promissory note                                                           320                427
Capital lease obligations                                                 818                713
Other                                                                     765                600
                                                                    ---------           --------
                                                                       18,107             15,788
Less:  current maturities                                              (2,932)            (2,149)
                                                                    ---------           --------
                                                                    $  15,175           $ 13,639
                                                                    =========           ========

The Term Loans (see Note 7) had initial principal amounts of $5,000 and $3,000 and require monthly payments of approximately $86 that began November 30, 1995, and $83 that began June 30, 1996, through September 30, 1998. On October 23, 1998, $2,667 will be due under the Term Loans. Interest on the Term Loan is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The rate in effect at July 31, 1996 was 8.75%.

On May 25, 1994, the Company entered into an investment agreement with a syndicate of lenders pursuant to which, among other things, the Company issued Subordinated Debentures in the aggregate amount of $12,000. Consummation of the Acquisition (see Note 2) and the refinancing of the senior credit facility (see Note 7) required the consent of the holders of the Subordinated Debentures pursuant to the terms of the investment agreement. Due to the inability of the Company to obtain the consent of one of the debenture holders on mutually agreeable terms, Charles E. Bradley and John G. Poole, directors and significant shareholders of the Company, loaned the Company $2,500 and $1,500, respectively, pursuant to the terms of Junior Subordinated Debentures, to replace the principal owed to one of the Subordinated Debenture holders.

Interest on the Subordinated Debt is 11.5% per annum, payable quarterly in arrears commencing July 1, 1994. Interest on the Junior Subordinated Debt accrues at the rate of 14.5% per annum, with cash interest payable at 11% per annum on a quarterly basis commencing January 1, 1996.

The Subordinated Debentures are due $2,000 in fiscal years 1999 and 2000 and $4,000 in fiscal year 2001. The Junior Subordinated Debentures plus unpaid interest are due June 30, 2001, or 30 days after the Subordinated Debt is paid in full.

Also in connection with the refinancing, the holders of the Subordinated Debt agreed to release their security interest in the Company's assets. Mr. Bradley has pledged assets to secure the Subordinated Debt and will receive $90 annually as a collateral fee for as long as the pledge is in effect, payable in monthly installments.

Under the terms of the Subordinated Debentures, the Company is required to comply with various operational and financial covenants which are the same nature as those required under the terms of the senior credit facility (see
Note 7) but at reduced levels. Refinancing costs of $1,215 and $1,035 were incurred as a result of the replacement of the revolving credit agreement in fiscal 1996 and issuance of the Subordinated Debentures in fiscal 1994, respectively, which were deferred and are being amortized over the life of the new debt agreements.

In conjunction with the issuance of the Subordinated Debentures in May 1994, the Company issued one million stock purchase warrants (see Note 10). The discount on the Subordinated Debentures initially aggregating $1,750 represents the fair market value of the stock purchase warrants issued to the original holders of the Subordinated Debentures. In connection with the refinancing of the senior credit facility and the issuance of the Junior Subordinated Debt, the Company issued an additional 500 Class A stock purchase warrants and 750 Class C stock purchase warrants (see Note 10). An additional discount of $1,750 was recorded on the Subordinated Debt and the Junior Subordinated Debt, representing the fair market value of the stock purchase warrants issued. The discount was $2,943 and $1,535 at July 31,

1996 and 1995, respectively, and is being amortized over the remaining life of the Subordinated Debentures using effective interest rates of approximately 21% and 15%, respectively.

The note payable issued for $3,250 in December 1992 is due in three equal annual installments beginning December 1993 and results from the Company's redemption of its outstanding Class F, Series A Preferred Stock. The note bears interest at 7% per annum, payable quarterly in arrears, and was fully repaid in December 1995.

A promissory note of $427 was issued in connection with the Cushman acquisition (see Note 2). It is payable in four equal annual installments of $107 with the first installment paid in September 1995.

Other long-term debt includes $400 related to earnout note originally issued for $600 in connection with the Mideastern acquisition (see Note 2). It is payable in equal annual installments of $200 beginning January 31, 1996, providing certain earnings levels are attained related to the acquired operations. The note bears interest at a rate of 8% and interest payments will be made through January 31, 1997, however, the payment of interest thereafter is also contingent upon the attainment of certain earnings levels as specified in the note.

Also included in other long-term debt is $365 for a mortgage assumed in connection with the acquisition of National Acme (see Note 2) is due August 1996.

Scheduled debt maturities for the next five fiscal years in the aggregate are as follows:

                                                                    Amount
                  1997                                              $2,932
                  1998                                               2,553
                  1999                                               5,263
                  2000                                               2,100
                  2001                                               8,192

NOTE 9 - STOCKHOLDERS' EQUITY

In October 1995 and May 1994, the Company issued stock purchase warrants with an aggregate fair market value of $1,750 and $1,750, respectively (see Notes 8 and 10). Such amounts increased Additional paid-in capital.

NOTE 10 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

STOCK OPTIONS
Pursuant to the Company's 1989 Employee Stock Plan, an incentive stock compensation plan which permits the issuance of up to 1,300 shares of common stock, options have been granted to certain employees to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. The options granted during fiscal 1996, 1995 and 1994 vest and become exercisable in installments of 30% at the end of the first and second years and 40% at the end of the third year, and they terminate ten years from the date of grant. The options granted prior to fiscal 1994 are exercisable in annual installments of up to 20% of the total shares represented by options, commencing one year from the date of grant and terminating ten years thereafter.

Transactions under this plan are summarized as follows:

                                                                             Shares               Price
                                                                          Under Option            Range
                                                                          ------------            -----
 Outstanding at July 31, 1994                                                      778        $1.75 - 2.625
   Forfeited                                                                       (20)          1.8125
   Granted December 14, 1994                                                       170            1.625
   Granted February 22, 1995                                                         6           1.9375
                                                                                 -----
 Outstanding at July 31, 1995                                                      934        1.625 - 2.625
   Forfeited                                                                       (20)           2.625
   Granted December 13, 1995                                                       131           2.4375
   Granted February 28, 1996                                                        26            2.25
                                                                                 -----
   Outstanding July 31, 1996                                                     1,071        $1.625 - 2.50
                                                                                 =====
 Exercisable at July 31, 1996                                                      584        $1.625 - 2.50
                                                                                 =====

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

On January 27, 1995, in connection with the Mideastern acquisition (see Note
2), the Company issued options to the former Mideastern shareholders to purchase up to 100 shares of common stock at a purchase price of $1.50 per share. If, on January 27, 1998, the fair market value of the shares covered by these options is not at least $3.50 per share (subject to adjustment), the optionee may elect to redeem the options for $1.50 per share.

STOCK PURCHASE WARRANTS
In conjunction with the issuance of the Subordinated Debentures (see Note 8), the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") which permit holders of the Subordinated Debentures to purchase one million shares of the Company's common stock at an exercise price of $0.01 per share. The Class A Warrants are exercisable from May 25, 1996, through May 25, 2004, or three years after final payment of the Subordinated Debentures, if later. The Company also issued an unlimited number of Class B Stock Purchase Warrants (the "Class B Warrants"), which became available to the Subordinated Debenture holders as a result of the settlement of the class action suit filed in 1992 (see Note 15). The actual number of warrants to be issued cannot be determined at this time because they are based on a formula that uses the average closing stock price for 90 days prior to May 25, 1997. If the average stock price for the 90 days prior to May 25, 1997 is $4.29 or higher, no additional warrants will be issued. However, if the average stock price is $3.00 or $1.75 for the 90 days prior to May 25, 1997, the number of warrants to be issued would be approximately 360 and 1,200, respectively.

In connection with the issuance of the Junior Subordinated Debt, the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") to Messrs. Bradley and Poole, representing the right to purchase 52 and 31 shares of the Company's common stock, respectively. These Class A Warrants were originally issued to the Subordinated Debenture holder who was replaced by the Junior Subordinated Debt which was issued to Messrs. Bradley and Poole.

Pursuant to the terms of the Investment Agreement, as amended, the Company issued additional Class A Stock Purchase Warrants to acquire 500 shares of the Company's Common Stock. The Company also issued Class C Stock Purchase Warrants to acquire 750 shares of the Company's Common Stock, subject to adjustment in certain circumstances ("Class C Warrants") to the Subordinated and Junior Subordinated Debenture holders, pro rata based on the principal amount of the Subordinated Debt and Junior Subordinated Debt. The exercise price of the Class A and Class C Warrants is $0.01 per share.

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

The number of shares of the Company's Common Stock which the holders of the Class C Warrants have the right to acquire may be reduced based on the Company attaining earnings levels, as defined in the Investment Agreement, as amended. Although the Company believes that it will attain sufficient earnings levels such that the holders of the Class C Warrants will not have the right to acquire shares of the Company's common stock pursuant thereto, no assurance can be given that the Company will attain satisfactory earnings levels. As a result of this uncertainty, the Company has recorded 200 warrants as likely to be issued at this time. The additional Class A and Class C Warrants have an aggregate fair market value of $1,750. Such amount increased Additional paid-in capital and is recorded as a discount to the Subordinated Debentures. This discount will be amortized as interest expense over the life of the Subordinated Debt.

The Class A Warrants, Class B Warrants and Class C Warrants are subject to anti-dilution protection and the holders of such warrants are entitled to certain registration rights.

NOTE 11 - EMPLOYEE BENEFIT PLANS

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

The Company assumed pension liabilities of $10,926 as a result of the acquisition of The National Acme Company on October 23, 1995 (see Note 2). Assets of the plans, comprised of temporary cash investments, convertible debentures, preferred and common stocks, including 110 shares of the Company's common stock, are invested in a master trust.

Pension expense is as follows:

                                                                                    Year ended July 31,
                                                                      ---------------------------------------------
                                                                         1996               1995               1994
                                                                         ----               ----               ----
  Service cost                                                        $   656              $ 253            $    73
  Interest on projected benefit obligation                              2,393                925                874
  Actual return on plan assets                                         (4,080)              (812)            (1,859)
  Net amortization and deferral                                         1,979               (162)               982
                                                                      -------              -----            -------
                                                                      $   948              $ 204            $    70
                                                                      =======              =====            =======

The funded status of plans in which plan assets at fair market value exceed the projected benefit obligation is presented below:

                                                                               July 31,
                                                                      --------------------------
                                                                         1996               1995
                                                                         ----               ----
  Plan assets at fair market value                                    $ 6,526            $ 5,572
  Projected benefit obligation                                          4,564              4,481
                                                                      -------            -------
  Excess fair value of assets over projected benefit
  obligation                                                            1,962              1,091
  Unrecognized net gain                                                (1,638)              (822)
                                                                      -------            -------
  Accrued pension asset                                               $   324            $   269
                                                                      =======            =======

The projected benefit obligations at July 31, 1996, and 1995 include accumulated benefit obligations of $4,564 and $4,481 and vested benefit obligations of $4,476 and $4,386, respectively.

The funded status of plans in which the projected benefit obligation exceeds plan assets at fair market value is presented below:

                                                                                July 31,
                                                                     ---------------------------
                                                                         1996               1995
                                                                         ----               ----
  Plan assets at fair market value                                   $ 34,266            $ 6,264
  Projected benefit obligation                                         44,879              7,553
                                                                     --------            -------
  Excess projected benefit obligation over
      fair value of assets                                            (10,613)            (1,289)
  Unrecognized transition obligation                                      219                256
  Unrecognized net gain                                                (2,994)              (620)
  Unrecognized prior service cost and other                               841                911
  Contribution after measurement date                                     126                 33
  Additional liability required                                           (87)              (547)
                                                                     ========            =======
  Accrued pension liability                                          $(12,508)           $(1,256)
                                                                     =========           =======

The projected benefit obligations at July 31, 1996, and 1995 include accumulated benefit obligations of $44,486 and $7,553 and vested benefit obligations of $43,140 and $7,315, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% and 8.25% for fiscal 1996 and 1995, respectively. The expected long-term rate of return on plan assets was 9% for both years.

OTHER EMPLOYEE BENEFITS
The Company also has two defined contribution pension plans pursuant to Section 401(k) of the Internal Revenue Code. Non-union employees and all salaried employees of the Company are eligible for participation in the Savings Plan. Plan participants may contribute up to 12% of gross compensation. The Company matches 50% of participant contributions of up to 6% of each participant's gross compensation. Contribution expense for the years ended July 31, 1996, 1995 and 1994 was $343, $127 and $93, respectively.

Certain employees hired by National Acme after April 1, 1986, no longer accrue benefits under the defined benefit pension plans and the Company contributes 3% of gross compensation to an Hourly Savings Plan. Contributions under this plan were $99 during fiscal 1996.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company provides certain employees with health and life insurance benefits after retirement. Health insurance benefits require employee contributions in certain cases. The Company assumed postretirement medical liabilities of $20,559 as a result of the acquisition of The National Acme Company on October 23, 1995 (see Note 2).

Postretirement benefit cost includes the following components:

                                                                                     Year ended July 31,
                                                                      ---------------------------------------------
                                                                         1996               1995               1994
                                                                         ----               ----               ----
Service cost                                                          $   129              $  71              $  38
Interest on projected benefit obligation                                 1203                460                222
Amortization of actuarial losses                                            3                 26                  -
                                                                      -------              -----              -----
Net periodic postretirement benefit cost                              $ 1,335              $ 557              $ 260
                                                                      =======              =====              =====

The Company has not funded any portion of its postretirement benefit obligations.

The following table sets forth the funded status of the plans and the amount recognized in the accompanying balance sheets:

                                                                                 July 31,
                                                                      --------------------------
                                                                         1996               1995
                                                                         ----               ----
   Retirees                                                           $19,835             $3,613
   Active plan participants - fully eligible                            1,285                587
   Other active plan participants                                       2,877              1,440
                                                                      -------             ------
   Accumulated postretirement benefit obligation                       23,997              5,640
   Unrecognized gain/(loss)                                               994               (618)
                                                                      -------             ------
                                                                      $24,991             $5,022
                                                                      =======             ======

The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.0% and 8.25% for fiscal 1996 and 1995, respectively. The medical cost trend rate in fiscal 1996 and 1995 was 9% and 10%, respectively, declining on a linear basis to a terminal rate of 5.5% by the year 2003. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased fiscal 1996 and 1995 costs by approximately $89 and $70, respectively, and the accumulated postretirement benefit obligation as of July 31, 1996 and 1995 by $1,259 and $603, respectively.

NOTE 12 - INCOME TAXES

Effective August 1, 1992, the Company adopted SFAS 109 (see Note 1).  Pre-tax
(loss)/income from continuing operations was $(769), $811 and $1,487 in fiscal 1996, 1995 and 1994, respectively.

The (benefit) provision for income taxes on income (loss) is summarized below:

                                                                                     Year ended July 31,
                                                                        -------------------------------------------
                                                                         1996               1995               1994
                                                                         ----               ----               ----
Current tax expense
    Federal                                                             $ 132             $   31              $ 151
    State and local                                                       170                120                  -
                                                                        -----             ------              -----
    Total current                                                         302                151                151
                                                                        -----             ------              -----
Deferred tax expense (benefit)
    Federal                                                              (301)              (623)              (207)
    State and local                                                       (53)              (110)               (36)
                                                                        -----             ------              -----
    Total deferred                                                       (354)              (733)              (243)
                                                                        -----             ------              -----
Total                                                                   $ (52)            $ (582)             $ (92)
                                                                        =====             ======              =====

Deferred tax assets (liabilities) are comprised of the following:

                                                                                July 31,
                                                                     ---------------------------
                                                                         1996               1995
                                                                         ----               ----
  Intangible assets                                                  $( 1,570)           $(1,678)
  Fixed assets                                                         (2,900)              (976)
  Inventories                                                          (4,632)                 -
                                                                     --------            -------
  Gross deferred tax liabilities                                       (9,102)            (2,654)

  Credit carryforwards                                                    354                474
  Noncompetition agreement                                                240                425
  Inventory reserves                                                    4,038              2,521
  Intangible assets                                                     2,954              3,647
  Accounts receivable reserves                                            275                378
  Accrued postretirement benefits                                      10,005              2,009
  Accrued pension benefits                                              4,676                 56
  Accrued expenses and other                                            2,289                686
                                                                      -------            -------
  Gross deferred tax assets                                            24,831             10,196
  Deferred tax assets valuation allowance                              (4,705)            (2,483)
                                                                      -------            -------
  Net deferred taxes                                                  $11,024            $ 5,059
                                                                      =======            =======

The tax benefit resulting from the amortization of excess tax basis (i.e. the excess over recorded book value) of certain intangible assets will reduce the equity account "Excess purchase price over net assets from the Services Group acquisition," which will increase stockholders' equity (see Note 1).

The Company recorded deferred tax assets of $7,551 related to the acquisition of National Acme (see Note 2) and also established a valuation allowance of $2,222 due to uncertainty of the realization of the deferred tax assets. The Company released $2,962 of valuation allowance in fiscal 1995 because of profitable results in recent history and expectations of income within the foreseeable future.

The differences between the U.S. federal statutory tax rate and the Company's effective rate on income from continuing operations are as follows:

                                                                                    Year ended July 31,
                                                                          ---------------------------------------
                                                                           1996             1995             1994
                                                                           ----             ----             ----
Statutory rate                                                             34.0%           34.0%            35.0%
Valuation allowance                                                          -           (146.6)           (50.4)
State income taxes, net of federal benefit                                (10.0)           19.2               -
Liability of former group                                                    -               -               8.6
Nondeductible goodwill                                                    (23.4)             -                -
Other nondeductible items                                                  (0.8)            6.3              1.3
Other                                                                       6.9            15.3             (0.7)
                                                                          -----          ------            -----
                                                                            6.7%          (71.8)%           (6.2)%
                                                                          =====          ======            =====

The Company has investment tax credit carryforwards of $234 which expire at various dates through the year 2000. The Company also has minimum tax credit carryforwards of $120 which have no expiration.

NOTE 13 - RELATED PARTIES

STANWICH PARTNERS, INC. ("SPI")
Two of the principals of SPI serve on the Company's Board of Directors. The Company has a consulting agreement, as amended, with SPI through July 1998, which provides for payments to SPI for consulting services of $261 per year for each of the three fiscal years ending July 31, 1996, 1997 and 1998. Aggregate SPI consulting fee expense under all agreements was $261 for each of the fiscal years ended July 31, 1996, 1995 and 1994. At July 31, 1995, the Company had prepaid consulting fees to SPI of $109. In fiscal 1996, the Company paid $250 for additional services in connection with the refinancing of the senior credit facility (see Notes 7 and 8). In fiscal 1995, the Company paid $180 for additional services in connection with the purchase of Cushman, Mideastern and Ed Smith (see Note 2).

In fiscal 1996, 1995 and 1994 the Company reimbursed SPI approximately $5, $7 and $7, respectively, for travel expenses incurred by SPI on behalf of the Company.

D.V. ASSOCIATES, L.P.
Pursuant to a license agreement, the Company licenses certain trademarks from D.V. Associates, L.P., and the Company's rights to these trademarks are subject to the payment of certain license fees. The Company paid license fees to D.V. Associates, L.P., of $300 in fiscal 1996, 1995 and 1994. The Company holds an option to purchase the trademarks from D.V. Associates, L.P., for $3,000. Two of the Company's directors have limited partnership interests in D.V. Associates, L.P.

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

CHARLES E. BRADLEY AND JOHN G. POOLE
In order to obtain the consent of the Subordinated Debt holders to the refinancing of the senior credit facility in October, 1995, Messrs. Bradley and Poole, directors and significant shareholders of the Company, loaned the Company $2,500 and $1,500, respectively, pursuant to the terms of Junior Subordinated Debentures, to replace the principal owed to one of the Subordinated Debenture holders. Also in connection with the refinancing, the holders of the Subordinated Debt agreed to release their security interest in the Company's assets. Mr. Bradley has pledged assets to secure the Subordinated Debt and will receive $90 annually as collateral fee for as long as the pledge is in effect, payable in monthly installments. During fiscal 1996, the Company paid $68 as collateral fee to Mr. Bradley and $191 and $115 in interest expense on the Junior Subordinated Debt to Messrs. Bradley and Poole, respectively.

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

NOTE 14 - LEASE COMMITMENTS

The Company has various noncancelable operating leases relating principally to machinery and equipment and real property, which expire at various dates through 2006. Three of the Company's operating facilities were leased in April 1986 under an operating lease with an initial 20-year term. This lease initially required monthly payments of $69 and contains an escalation provision, effective commencing on the fifth anniversary of the lease and thereafter at each five-year anniversary, based on increases in the consumer price index. Monthly payments are $80, after assignment of the lease for the Penberthy facility and after the escalation effective May 1996. The lease is renewable for four additional five-year terms. Upon completion of the initial 20-year term, the Company is required to renew the lease for at least one five-year term or purchase the property. Accordingly, the minimum rental commitments shown below reflect one additional five-year renewal term.

Rental expense relative to all operating leases for the years ended July 31, 1996, 1995 and 1994 was $2,731, $2,156, and $2,123, respectively. At July 31,
1996, future minimum rental commitments under noncancelable operating leases with a term in excess of one year are as follows:


                                  Fiscal year
                                  1997                      $  2,238
                                  1998                         1,962
                                  1999                         1,809
                                  2000                         1,531
                                  2001                         1,492
                                  Thereafter                   9,629
                                                             -------
                                                             $18,661
                                                             =======

NOTE 15 - COMMITMENTS AND CONTINGENCIES

On August 4, 1993, the Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in a civil suit filed in the United States District Court for the Northern District of Illinois, Western District. The suit was filed by a committee of unsecured creditors of DeVlieg, Inc., a company in Chapter 11 proceedings in the Bankruptcy Court for the Northern District of Illinois, and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10 million in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc., in September 1988 and March 1990. The Company settled this suit for $1.5 million during fiscal 1995. This was recorded as a nonrecurring charge in the Statements of Operations. The settlement is effective as to the Company and each of its present and former officers and directors party to the suit.

On March 2, 1992, a purported class action suit was filed in the United States District Court for the District of Connecticut against the Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors. The suit alleged violations of the federal securities laws and state and federal common law in connection with alleged misrepresentations and omissions made by the Company in connection with its initial public offering in March 1990 and in certain reports later issued by the Company. While management continues to believe the allegations were without merit, in March 1996 the Company and all the remaining defendants, collectively, reached a settlement of the suit with representatives of the purported class. Under the terms of the settlement, the defendants collectively would pay a total of approximately $1.5 million over approximately five months. The Company has accrued $2.4 million in fiscal 1996 for the settlement and related litigation costs. The settlement was approved by the court at a hearing on July 19, 1996. Management believes the settlement to be in the best interest of the Company and its shareholders.

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of approximately $1.3 million, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. A final determination of the amount of the judgment has not been made at this time. The plaintiff has alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991. The Company had countersued for the remaining balance due under the contract of approximately $280 thousand.

The Company believes that the jury's verdict in this case failed to consider material evidence in the case that indicates that the Company was not in breach of the contract; a Notice of Appeal was filed on February 9, 1996. No assurance can be given that such appeal will be successful. Accordingly, the Company made an accrual in the first quarter of fiscal 1996 in the amount of $2.2 million for the jury's verdict, plus interest and other costs.

At July 31, 1996, the accrued liability for these cases was $2,309.

The Company is also involved in litigation and proceedings, including product liability claims, in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company, after taking into account any proceeds of available insurance.

NOTE 16 - BUSINESS SEGMENTS

The Company's business activities are conducted by four business segments: the Services Group, National Acme, the Tooling Systems Group and the Industrial Group. Financial information for each of these segments is summarized below:

                                                 Operating                                           Depreciation
                                        Net         Profit  Identifiable               Capital                and
                                      Sales          (Loss)       Assets       Expenditures (a)      Amortization
                                      -----          ------       ------       ----------------      ------------
 Year ended July 31, 1996:
 Services Group                    $ 39,034         $5,763      $ 33,173               $   395             $1,615
 National Acme                       29,570          2,949        50,053                   558              1,174
 Tooling Systems Group               20,983          1,055        19,942                    40                963
 Industrial Group                    23,727          1,155         8,022                   441                527
 Corporate                                -         (2,614)        8,613                   175                333
                                   --------         ------      --------               -------             ------
      Total                        $113,314         $8,308      $119,803               $ 1,609             $4,612
                                   ========         ======      ========               =======             ======

 Year ended July 31, 1995:
 Services Group                    $ 34,716         $4,790      $ 33,262               $   417             $1,427
 Tooling Systems Group               21,246          1,792        19,805                   140                827
 Industrial Group                    22,188            701         6,222                   360                536
 Corporate                                -         (2,040)        6,943                    53                (69)
                                   --------         ------      --------               -------             ------
      Total                        $ 78,150         $5,243      $ 66,232               $   970             $2,721
                                   ========         ======      ========               =======             ======

 Year ended July 31, 1994:
 Services Group                    $ 28,063         $2,494      $ 24,874               $   576             $1,198
 Tooling Systems Group               16,877          1,624        12,495                   408                499
 Industrial Group                    18,679            536         6,922                   213                422
 Corporate                                -         (1,864)        6,972                    76               (343)
                                   --------         ------      --------               -------             ------
      Total                        $ 63,619         $2,790      $ 51,263               $ 1,273             $1,776
                                   ========         ======      ========               =======             ======



Notes

(a) Capital expenditures include $471, $0, and $253 of leased assets financed by capital lease obligations in fiscal 1996, 1995 and 1994, respectively.

NOTE 17 - FOURTH QUARTER EVENTS

During the fourth quarter of fiscal 1996, the Company made adjustments in the amount of $466 to reduce the pension and other postretirement benefits expense related to the National Acme acquisition (see Note 2) based on the results of actuarial estimates.

                                    PART III



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 18, 1996, contains, under the caption "Election of Directors," information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.         EXECUTIVE COMPENSATION

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 18, 1996, contains, under the caption "Executive Compensation and Other Information," information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 18, 1996, contains, under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors," information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 18, 1996, contains, under the caption "Certain Relationships and Related Transactions," information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                 10-K

(a)(1) The following financial statements of DeVlieg-Bullard, Inc., are included herein under Item 8 of Part II; Pages 19 to 40.

         Report of Independent Accountants

         Balance Sheets
           July 31, 1996 and 1995

         Statements of Operations
           Years ended July 31, 1996, 1995 and 1994

         Statements of Cash Flows
           Years ended July 31, 1996, 1995 and 1994

         Statements of Changes in Stockholders' Equity
           Years ended July 31, 1996, 1995 and 1994

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

  (3)    Management Contracts and Compensatory Plans and Arrangements

         DeVlieg-Bullard, Inc., 1989 Employee Stock Plan (included as Exhibit 10.03).

         DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors (included as Exhibit 10.05).

         Non-Interference and Non-Disclosure Agreement executed by William O. Thomas dated May 25, 1994 (included as Exhibit 10.12).

         Consulting Agreement dated as of August 1, 1995, between the Company and Stanwich Partners, Inc. (included as Exhibit 10.14).

(b) DeVlieg-Bullard, Inc., did not file any reports on Form 8-K for the quarter ended July 31, 1996.

(c)      Exhibits:

Exhibit
Number   Description


3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-1 Registration No. 33-32725.)

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

10.04 Amendment No. 1 to Shareholders' Agreement dated December 15, 1989. (Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-32725.)

10.05    DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors.

10.06 Amended and Restated Lease Agreement by and between Corporate Property Associates 5 and DeVlieg-Bullard, Inc., dated as of April 3, 1986, and amended and restated as of November 24, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.)

10.07    Investment Agreement dated May 25, 1994, among (i) the Company and
         (ii) Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation, Banc One Capital Partners Corporation, and PNC Capital Corp. The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.08 Debenture in the original principal amount of $2,360,000 issued May 25, 1994, by the Company to Allied Investment Corporation, the "Allied Investment Corporation Debenture." In addition, the Company issued the following debentures which are substantially identical to the Allied Investment Corporation Debenture except as to Holder and amount:

         Holder                                              Principal Amount
         ------                                              ----------------
         Allied Investment Corporation II                          $1,300,000
         Allied Capital Corporation                                   340,000
         Banc One Capital Partners Corporation                      4,000,000
         PNC Capital Corp.                                          4,000,000

         (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.09 Class A Stock Purchase Warrant issued by the Company May 25, 1994, to PNC Capital Corp., the "PNC Class A Warrant," for the right to purchase 333,333 shares of the Company's common stock. In addition, the Company issued the following warrants which are substantially identical to the PNC Class A Warrant except as to Holder and number of shares subject to warrant:

                                                             Number of Shares
         Holder                                            Subject to Warrant
         ------                                            ------------------
         Allied Investment Corporation                                196,668
         Allied Investment Corporation II                             108,333
         Allied Capital Corporation                                    28,333
         Banc One Capital Partners Corporation                        333,333

         (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.10 Class B Stock Purchase Warrant issued to PNC Capital Corp., the "PNC Class B Warrant," by the Company May 25, 1994, for the right to purchase one-third of the number of shares of the Company's common stock available in the aggregate pursuant to the terms of paragraph
         2.02 of the Investment Agreement (an unexecuted form of which constitutes Exhibit 2.01 to the Investment Agreement referred to above in Exhibit 10.25 to this report). In addition, the Company issued the following warrants which are substantially identical to the PNC Class B Warrant except as to Holder and number of shares subject to warrant:

         Pro Rata Share of                                    Shares Subject
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

10.11 Registration Agreement dated May 25, 1994, by and between DeVlieg-Bullard, Inc., and Allied Investment Corporation, Allied Investment Corporation II, Allied Capital Corporation, Banc One Capital Partners Corporation and PNC Capital Corp. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.12 Non-Interference and Non-Disclosure Agreement executed by William O. Thomas dated May 25, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.)

10.13 First Amendment to the DeVlieg-Bullard, Inc., 1989 Employee Stock Plan approved by the Company's stockholders at the annual meeting of stockholders held on December 15, 1993. (Incorporated by reference to the Company's Proxy Statement dated November 19, 1993.)

10.14 Consulting Agreement dated as of August 1, 1995, between the Company and Stanwich Partners, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1995.)

10.15 Memorandum of Closing dated as of September 9, 1994, between the Company and the Cushman Industries Liquidating Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.)

10.16 Product Supply Agreement dated as of September 9, 1994, between the Company and the Cushman Industries Liquidating Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.)

10.17 Stock Purchase Agreement by and between the shareholders of H.B. Industries, Inc. and DeVlieg-Bullard, Inc., dated November 30, 1994. The Company agrees to furnish supplementally any omitted schedules to the Commission upon request. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.)

10.18 Asset Purchase Agreement dated January 23, 1995, by and between DeVlieg-Bullard, Inc., Mideastern, Inc., and the shareholders of Mideastern, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted but will be provided supplementally to the Commission upon request.) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 1995.)

10.19 Earnout Note dated January 23, 1995, in the principal amount of $600,000 issued by DeVlieg-Bullard, Inc., to Mideastern, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 1995.)

10.20 Stock Purchase Agreement among Acme-Cleveland Corporation, AC Intermediate Company and DeVlieg-Bullard, Inc., Dated September 7, 1995. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted but will be provided supplementally to the Commission upon request.) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1995.)

10.21 Financing and Security Agreement dated October 23, 1995, between the CIT Group/Business Credit, Inc. and DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.22 Revolving Loan Promissory Note dated October 23, 1995, in the principal amount of $25,000,000 between the CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.23 Term Loan Promissory Note dated October 23, 1995, in the principal amount of $5,000,000 between the CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.24 First Amendment to Investment Agreement dated October 23, 1995, among Banc One Capital Partners Corporation, PNC Capital Corp., Allied Investment Corporation, Allied Investment Corporation II, Allied Capital Corporation II, Charles E. Bradley, Sr., John G. Poole and DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.25 Debenture in the original principal amount of $2,500,000 issued October 23, 1995, by DeVlieg-Bullard, Inc., to Charles E. Bradley, Sr. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.26 Debenture in the original principal amount of $1,500,000 issued October 23, 1995, by DeVlieg-Bullard, Inc., to John G. Poole. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.27 Class A Stock Purchase Warrant issued by DeVlieg-Bullard, Inc. on October 23, 1995, to Charles E. Bradley, Sr. (the "Bradley Class A Warrant") for the right to purchase 52,083 shares of the

         Company's common stock. In addition, the Company issued the following additional Class A Stock Purchase Warrants, which were substantially identical to the Bradley Class A Warrant, except as to the holder and number of shares subject to the warrant:

                                                                      Number of Shares
         Holder                                                     Subject to Warrant
         ------                                                     ------------------
         John G. Poole                                                          31,250
         Charles E. Bradley, Sr.                                               104,166
         John G. Poole                                                          62,500
         Banc One Capital Partners Corporation                                 166,667
         PNC Capital Corp.                                                     166,667
         Allied Capital Corporation II                                          21,250
         Allied Investment Corporation II                                       81,250
         Allied Investment Corporation                                         147,501

         (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.28 Class B Stock Purchase Warrant issued by DeVlieg-Bullard, Inc. dated October 23, 1995, to PNC Capital Corp. (The "PNC Class B Warrant") for the right to purchase a presently indeterminable number of shares of the Company's common stock. In addition, the Company issued substantially identical Class B Stock Purchase Warrants to each of Banc One Capital Partners Corporation, Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation II. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.29 Class C Stock Purchase Warrant issued by DeVlieg-Bullard, Inc., dated October 23, 1995, to PNC Capital Corp. (the "PNC Class C Warrant") for the right to purchase 250,000 shares of the Company's common stock. In addition, the Company issued the following additional Class C Stock Purchase Warrants, which are substantially identical to the PNC Class C Warrant, except as to the holder and number of shares subject to the warrant:

                                                                      Number of Shares
         Holder                                                     Subject to Warrant
         ------                                                     ------------------
         Banc One Capital Partners Corporation                                 250,000
         Charles E. Bradley, Sr.                                               156,250
         John G. Poole                                                          93,750

         (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.30    Credit Support Agreement dated October 23, 1995, between
         DeVlieg-Bullard, Inc., and CPS Holdings, Inc. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995)

10.31 First Amendment to Registration Rights Agreement dated October 23, 1995, among Allied Investment Corporation, Allied Investment Corporation II, Allied Capital Corporation II, Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley, Sr., John
         G. Poole and DeVlieg-Bullard, inc. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

10.32 First Amendment to Financing and Security Agreement dated April 12, 1996, between The CIT Group/Business Credit, Inc., and
         DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1996.)

10.33 Term Loan Promissory Note dated April 12, 1996, in the principal amount of $3,000,000 between The CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc. (Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1996.)

10.34 Second Amendment to the DeVlieg-Bullard, Inc. 1989 Employee Stock Option Plan.

11       Computation of Earnings per Share

23       Consent of Price Waterhouse LLP

27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 1996.


DEVLIEG-BULLARD, INC.


By:      /s/ William O. Thomas
         ---------------------
         William O. Thomas
         President and
         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                              Date
-----------------------                                              ----




/s/  William  O. Thomas                                    September 25, 1996
-----------------------
     William O. Thomas
     President and Chief Executive Officer
     and Director
     (Principal Executive Officer)


/s/  Lawrence M. Murray                                    September 25, 1996
-----------------------
     Lawrence M. Murray
     Vice President and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)


/s/  Charles E. Bradley                                    September 25, 1996
-----------------------
     Charles E. Bradley, Director,
     Chairman of the Board


/s/  Thomas L. Cassidy                                     September 25, 1996
----------------------
     Thomas L. Cassidy, Director


/s/ George A. Chandler                                     September 25, 1996
----------------------
     George A. Chandler, Director

Signatures and Title(s)                                              Date




/s/  John G. Poole                                         September 25, 1996
------------------
     John G. Poole, Director


/s/  Burton C. Borgelt                                     September 25, 1996
----------------------
     Burton C. Borgelt, Director


/s/  John R. Kennedy                                       September 25, 1996
--------------------
     John R. Kennedy, Director


/s/  John E. McConnaughy, Jr.                              September 25, 1996
-----------------------------
     John E. McConnaughy, Jr., Director

                             DeVlieg-Bullard, Inc.
                     Index To Financial Statement Schedules




                                  Description

Report of Independent Accountants on Financial
Statement Schedules                                                     S-2

Schedule VIII   -Valuation and Qualifying Accounts                      S-3


All other financial statement schedules are either not required or not applicable to the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of DeVlieg-Bullard, Inc.


Our audits of the financial statements referred to in our report dated September 4, 1996 appearing on page 20 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K on page 42. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 4, 1996

                             DeVlieg-Bullard, Inc.
               Schedule VIII - Valuation and Qualifying Accounts
                                 (in thousands)



                                                      Additions        Additions
                                    Balance at       Charged to       Charged to                          Balance at
                                August 1, 1993          Expense            Other       Deductions      July 31, 1994
                                --------------          -------            -----       ----------      -------------
Accounts Receivable                     $  969        $   107            $   36(1)    $    (276)(2)          $   836
Inventories                              6,690         (1,556)(3)             -             (99)(4)            5,035
Deferred Tax Assets                      9,746               -                -          (4,301)               5,445


                                                      Additions        Additions
                                    Balance at       Charged to       Charged to                          Balance at
                                August 1, 1994          Expense            Other       Deductions      July 31, 1995
                                --------------          -------            -----       ----------      -------------
Accounts Receivable                     $  836        $   187           $   189(5)      $  (290)(2)          $   922
Inventories                              5,035           (205)(3)         1,296(5)          (21)(4)            6,105
Deferred Tax Assets                      5,445              -                -           (2,962)               2,483


                                                      Additions        Additions
                                    Balance at       Charged to       Charged to                          Balance at
                                August 1, 1995          Expense            Other       Deductions      July 31, 1996
                                --------------          -------            -----       ----------      -------------
Accounts Receivable                    $   922        $    61            $  178(5)        $(487)                $674
Inventories                              6,105            (68)(3)         4,942(5)          (57)              10,922
Deferred Tax Assets                      2,483              -             2,222(5)            -                4,705
Litigation Reserve                          38          4,600(6)             -           (2,329)               2,309



(1)      Recoveries of amounts previously written off.

(2)      Write-off amounts deemed uncollectible.

(3)      Provision for obsolescence, net of inventory sold.

(4)      Scrapped inventory.

(5) Includes reserves of companies acquired (see Note 2 of Notes to the Company Financial Statements).

(6) See Note 15 of Notes to the Company Financial Statements for a description of litigation expenses.