Form 10-Q
period 1996-10-31
DEVLIEG BULLARD INC
filed 1996-12-13
CIK 858710

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 31, 1996
                               ------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

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

The number of shares of common stock outstanding as of November 21, 1996 was 12,250,000.

                             DeVlieg-Bullard, Inc.

                                     INDEX


PART I -    FINANCIAL INFORMATION                                        Page
                                                                         ----
         Item 1. Financial Statements:
                   Balance Sheets--
                     October 31, 1996 and July 31, 1996                     2

                   Statements of Operations--
                     Three Months Ended October 31, 1996
                     and October 31, 1995                                   3

                   Statements of Cash Flows--
                     Three Months Ended October 31, 1996
                     and October 31, 1995                                   4

                   Notes to Financial Statements                            6

         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                             7


PART II -   OTHER INFORMATION                                              10

         Item 1. Legal Proceedings

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                 11

EXHIBIT 11       Computation of Earnings Per Share                         12

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                             DeVlieg-Bullard, Inc.
                                 Balance Sheets
                       (in thousands, except share data)

                                                                    October 31, 1996       July 31, 1996
                                                                    ----------------       -------------
                                                                       (unaudited)
                                                 ASSETS

Current assets:

         Cash and cash equivalents                                       $  1,498             $    768
         Accounts receivable, net                                          21,174               17,505
         Inventories, net                                                  39,079               42,071
         Other current assets                                               1,265                1,165
                                                                         --------             --------
           Total current assets                                            63,016               61,509

Property, plant and equipment, net                                         13,315               13,306
Engineering drawings                                                       18,194               18,366
Goodwill                                                                   11,309               11,472
Other assets                                                               14,950               15,150
                                                                         --------             --------
           Total assets                                                  $120,784             $119,803
                                                                         ========             ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

         Accounts payable                                                $  9,767             $  9,854
         Accrued expenses and other current liabilities                    16,616               16,534
         Revolving credit agreement                                        20,399               19,195
         Current portion of long-term debt                                  2,576                2,932
                                                                         --------             --------
           Total current liabilities                                       49,358               48,515

Long-term debt                                                             14,806               15,175
Postretirement benefit obligation                                          22,692               22,830
Other noncurrent liabilities                                               11,569               11,699
                                                                         --------             --------
           Total liabilities                                               98,425               98,219

Stockholders' equity:
         Common stock, $0.01 par value; authorized
           30,000,000 shares; issued and outstanding
           12,250,000                                                         123                  123
         Additional paid-in capital                                        34,049               34,049
         Excess purchase price over net assets from the
           Services Group acquisition                                     (16,358)             (16,358)
         Retained earnings                                                  4,675                3,946
         Cumulative translation adjustment                                   (130)                (176)
                                                                         --------             --------
           Total stockholders' equity                                      22,359               21,584
                                                                         --------             --------
           Total liabilities and stockholders' equity                    $120,784             $119,803
                                                                         ========             ========

The accompanying notes are an integral part of these financial statements.

                             DeVlieg-Bullard, Inc.
                            Statements of Operations
               (unaudited - in thousands, except per share data)



                                                                              Three Months Ended
                                                                                  October 31,
                                                                          1996                   1995
                                                                          ----                   ----
Net sales                                                               $32,134                $21,375
Cost of sales                                                            23,799                 15,508
                                                                        -------                -------
         Gross profit                                                     8,335                  5,867

Operating expenses:
         Engineering                                                        391                    288
         Selling                                                          2,669                  1,909
         General and administrative                                       2,758                  2,086
                                                                        -------                -------
           Total operating expenses                                       5,818                  4,283
                                                                        -------                -------
         Operating profit                                                 2,517                  1,584

Litigation expense                                                           --                  2,600
Other (income) expense, net                                                  46                     70
                                                                        -------                -------
         Income before interest and income taxes                          2,471                 (1,086)

Interest expense                                                          1,217                    846
                                                                        -------                -------

Income before income taxes                                                1,254                 (1,932)
Provision for income taxes                                                  525                   (812)
                                                                        -------                -------

Net income                                                              $   729                $(1,120)
                                                                        =======                =======

Income per common share                                                 $  0.05                $ (0.08)
                                                                        =======                =======

Average common shares and equivalents outstanding                        15,228                 13,551
                                                                        =======                =======





The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                               Three Months Ended
                                                                                   October 31,
                                                                          1996                   1995
                                                                          ----                   ----
Cash flows from operating activities:
Net income                                                               $  729                $(1,120)
Adjustments to reconcile net income to net cash
         provided by operating activities:
                 Depreciation and amortization                            1,160                    771
                 Provision for losses on accounts receivable                 66                     61
Change in assets and liabilities, net of effects from
         acquisitions
                 (Increase)/decrease in accounts receivable              (3,735)                   428
                 Decrease/(increase) in inventories                       2,992                   (414)
                 Increase in other current assets                          (100)                (1,197)
                 (Decrease)/increase in accounts payable                    (87)                 1,466
                 Increase in accrued expenses and other current
                   liabilities                                               82                  1,972
                 Other, net                                                (167)                   (47)
                                                                         ------                -------
                 Net cash provided by (used for) operating activites        940                  1,920
                                                                         ------                -------

Cash flows from investing activities:
         Capital expenditures                                              (434)                  (189)
         Purchase of business                                                --                 (9,188)
                                                                         ------                -------
                 Net cash used for investing activities                    (434)                (9,377)
                                                                         ------                -------

Cash flows from financing activities:
         Net change in revolving credit agreement                         1,204                  6,167
         Proceeds from issuance of long-term debt                            --                  5,000
         Payments on long-term debt                                      (1,026)                (2,693)
         Debt issuance costs                                                 --                   (913)
                                                                         ------                -------
                 Net cash provided by financing activities                  178                  7,561
                                                                         ------                -------

Effect of exchange rate changes on cash                                      46                     (3)
                                                                         ------                -------

Net increase/(decrease) in cash and cash equivalents                        730                    101
Cash and cash equivalents at beginning of period                            768                    415
                                                                         ------                -------
Cash and cash equivalents at end of period                               $1,498                $   516
                                                                         ======                =======

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
                 Interest                                                   934                $   953
                 Income taxes, net of refunds                                 8                   (249)



The accompanying notes are an integral part of these financial statements.

Supplemental disclosure of noncash investing and financing activities:

During the three months ended October 31, 1996, the Company entered into capital leases for computer equipment totalling $192, which were financed by capital lease obligations.

During the three months ended October 31, 1995, the Company assumed liabilities in the amount of $42,638 in connection with the acquisition of The National Acme Company. In addition, the Company accrued $1,500 for additional purchase price adjustment as provided for in the stock purchase agreement. (The Company paid $1,314 for such adjustment in March, 1996.)

In connection with obtaining the consent of the holders of the $12,000 principal amount of subordinated debentures to the acquisition of National Acme and to the refinancing of the Company's senior credit facility and to the refinancing of $4,000 principal amount of such subordinated debentures, the Company issued stock purchase warrants valued at $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures.

                             DeVlieg-Bullard, Inc.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of October 31, 1996 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1997 ("fiscal 1997") and the fiscal year ended July 31, 1996 ("fiscal 1996") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996. Certain amounts in the fiscal 1996 financial statements have been reclassified to conform with the fiscal 1997 presentation.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.


NOTE 2:  INVENTORIES

                                                                         October 31,              July 31,
 Inventories consisted of:                                                  1996                    1996
                                                                            ----                    ----
                                                                         (unaudited)
 Raw materials                                                             $ 1,409                $ 1,451
 Work-in-process                                                            11,900                 13,650
 Finished goods                                                             25,770                 26,970
                                                                           -------                -------
                                                                           $39,079                $42,071
                                                                           =======                =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,815 and $10,922 at October 31, 1996, and July 31, 1996, respectively. Inventories valued using LIFO were $13,377 and $15,970 at October 31, 1996, and July 31, 1996, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at October 31, 1996 and July 31, 1996.

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

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995. Net sales for the first quarter of fiscal 1997 were $32,134 compared to $21,375 for the first quarter of fiscal 1997, an increase of $10,759, or 50.3%, reflecting the acquisition of National Acme, partially offset by declines in the Company's other operating groups. National Acme's sales were $13,178 in the first quarter of fiscal 1997. The decrease in net sales for the other operating groups for the first quarter of fiscal 1997 compared to the same prior year period consisted of $1,293, or 12.9%, in the Services Group, primarily related to timing issues relative to new and remanufactured machines; $801, or 13.9%, in the Tooling Systems Group, which was across all product groups; and $327, or 5.8%, in the Industrial Group. Orders for the Tooling Systems Group were slow in the first part of the quarter, but they have improved substantially near the end of the quarter.

Gross profit for the first quarter of fiscal 1997 was $8,335 compared to $5,867 for the first quarter of fiscal 1996, an increase of $2,468 or 42.1%. National Acme contributed $3,005 in gross profit for the first quarter of fiscal 1997, while the other operating groups had decreases in line with the volume shortfall. Gross profit as a percentage of net sales was 25.9% and 27.4% in the first quarter of fiscal 1997 and fiscal 1996, respectively. The change in margin reflects the inclusion of National Acme, declines in the Tooling Systems and the Industrial Groups as a percent to sales (volume related), partially offset by a substantial improvement in Services Group as a result of favorable product mix and operations.

Operating expenses were $5,818, or 18.1% of net sales, and $4,283, or 20.0% of net sales, in the first quarter of fiscal 1997 and fiscal 1996, respectively. Operating expenses are higher than the prior year for the first fiscal quarter, primarily due to $1,510 in operating expenses at National Acme, which was acquired at the end of the first quarter of fiscal 1996. The decrease in operating expenses as a percent to sales is the result of absorbing additional volume without additional administrative investments.

There were no litigation expenses in the first quarter of fiscal 1997. The Company is not aware of any outstanding legal proceedings the outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operation or financial condition. Litigation expenses were $2,600 during the first quarter of fiscal 1996. Of these expenses, $2,200 ($1,320 after taxes) related to an adverse judgment rendered in a breach of contract suit. Although the Company accrued for the full jury verdict, plus interest and other legal costs, it has filed a Notice of Appeal on the grounds that the jury's verdict was against the weight of the evidence. The balance of the expenses were legal costs incurred in connection with the class action suit filed in 1992. This suit was settled during the second quarter of fiscal 1996.

Interest expense was $1,217 in the first quarter of fiscal 1997 compared to $846 in the first quarter of fiscal 1996, an increase of $371. The increase in interest expense during the fiscal 1997 three month period ended October 31, compared to the same fiscal 1996 period is due to higher average outstanding debt balances, primarily resulting from the acquisition of National Acme at the end of the first quarter of fiscal 1996, and higher effective interest rates.

Income tax expense of $525 was recorded for the first three months for fiscal 1997, compared to an income tax benefit of $812 for the same period last year, reflecting the earnings in fiscal 1997 compared with a loss recorded in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operations was $940 for the three months ended October 31, 1996, compared to $1,920 for the three months ended October 31, 1995.

Capital expenditures were $434 in the first three months of fiscal 1997, compared to $189 in the same prior year period. As of October 31, 1996, the Company had no material commitments for specific capital expenditures.

During the first quarter of fiscal 1997, the Company did not have any expenditures for acquisitions. During the first quarter of 1996, cash of $9,188 was used for the acquisition of The National Acme Company.

The balance outstanding under the Company's revolving credit agreement was $20,399 at October 31, 1996 compared to $19,195 at July 31, 1996. Long-term debt, including current maturities, was $17,382 and $18,107 at October 31, 1996, and July 31, 1996, respectively. The Company's total indebtedness was $37,781 and $37,302 at October 31, 1996, and July 31, 1996, respectively, an increase of $479.

The Company's revolving credit agreement, which matures on October 23, 1998, subject to renewal, permits borrowings of up to $25,000 subject to collateral maintenance requirements. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears and interest rates are determined at the time of borrowing based on the prime rate or alternative rates based on LIBOR. The effective rate based on LIBOR was 8.59375% at October 31, 1996. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at October 31, 1996, were $1,867.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.

OUTLOOK: ISSUES AND UNCERTAINTIES
The Company actively seeks to expand by acquisition, as well as through the growth of its present businesses. A significant acquisition would require additional borrowings. There can be no assurance that the Company would be able to obtain financing on acceptable terms.

A number of factors may affect future results, liquidity and capital resources; actual results may differ materially from those reflected by forward-looking statements made by the Company. These factors are discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -

         Exhibit 11       Computation of Earnings Per Share

         Exhibit 27       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

During the quarter ended October 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DeVlieg-Bullard, Inc.
                                        ---------------------
                                        (Registrant)



Date: December 13, 1996             By: /s/ Lawrence M. Murray
      -----------------                 ------------------------------------
                                        Vice President and Chief
                                        Financial Officer