Form 10-Q
period 1997-01-31
DEVLIEG BULLARD INC
filed 1997-03-12
CIK 858710

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                   --------------------------------------

                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1997
                              ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

       For the transition period from                  to
                                     ------------------  ------------

                       Commission file number 0-18198
                                             --------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
         filing requirements for the past 90 days.  Yes  X   No
                                                        ---     ---
The number of shares of common stock outstanding as of February 28, 1997 was 12,250,000.

                            DeVlieg-Bullard, Inc.

                                    INDEX


PART I - FINANCIAL INFORMATION                                                    Page
         ---------------------                                                    ----

Item 1.      Financial Statements:

             Balance Sheets--
               January 31, 1997 and July 31, 1996                                   2

             Statements of Operations--
               Three and Six Months Ended January 31, 1997
               and January 31, 1996                                                 3

             Statements of Cash Flows--
               Six Months Ended January 31, 1997
               and January 31, 1996                                                 4

             Notes to Financial Statements                                          6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                             8


PART II -    OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings                                                     12

Item 4.      Submission of Matters to a Vote of Security Holders                   12

Item 6.      Exhibits and Reports on Form 8-K                                      13


SIGNATURES                                                                         14

Exhibit 11   Computation of Earnings per Share


                        PART I - FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                            DeVlieg-Bullard, Inc.
                                Balance Sheets
                    (in thousands, except per share data)

                                                                  January 31, 1997        July 31, 1996
                                                                  ----------------        -------------
                                                                       (unaudited)
                                                              ASSETS
                                                              ------
 Current assets:
     Cash and cash equivalents                                            $    961             $    768
     Accounts receivable, net                                               25,516               17,505
     Inventories, net                                                       39,348               42,071
     Other current assets                                                    3,852                1,165
                                                                          --------             --------
       Total current assets                                                 69,677               61,509

 Property, plant and equipment, net                                         12,870               13,306
 Engineering Drawings                                                       19,142               18,366
 Goodwill                                                                   11,189               11,472
 Other assets                                                               14,852               15,150
                                                                          --------             --------
       Total assets                                                       $127,730             $119,803
                                                                          ========             ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
 Current liabilities:
     Accounts payable                                                     $ 10,341             $  9,854
     Accrued expenses and other current liabilities                         17,077               16,534
     Revolving credit agreement                                             20,420               19,195
     Current portion of long-term debt                                       7,546                2,932
                                                                          --------             --------
       Total current liabilities                                            55,384               48,515

 Long-term debt                                                             15,219               15,175
 Postretirement benefit obligation                                          22,560               22,830
 Other noncurrent liabilities                                               11,442               11,699
                                                                          --------             --------
       Total liabilities                                                   104,605               98,219

 Stockholders' equity:
     Common stock, $0.01 par value; authorized
       30,000 shares; issued and outstanding
       12,250                                                                  123                  123
     Additional paid-in capital                                             34,049               34,049
     Excess purchase price over net assets from the
       Services Group acquisition                                          (16,358)             (16,358)
     Retained earnings                                                       5,429                3,946
     Cumulative translation adjustment                                        (118)                (176)
                                                                          --------             --------
       Total stockholders' equity                                           23,125               21,584
                                                                          --------             --------
       Total liabilities and stockholders' equity                         $127,730             $119,803
                                                                          ========             ========

The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
                           Statements of Operations
              (unaudited - in thousands, except per share data)



                                                 Three Months Ended                 Six Months Ended
                                                     January 31,                        January 31,
                                                1997             1996             1997             1996
                                                ----             ----             ----             ----
 Net sales                                   $31,363          $33,253          $63,497          $54,628
 Cost of sales                                23,455           25,410           47,254           40,918
                                             -------          -------          -------          -------
     Gross profit                              7,908            7,843           16,243           13,710

 Operating expenses:
     Engineering                                 395              443              786              731
     Selling                                   2,680            3,084            5,349            4,993
     General and administrative                2,207            2,969            4,965            5,055
                                             -------          -------          -------          -------
      Total operating expenses                 5,282            6,496           11,100           10,779
                                             -------          -------          -------          -------
     Operating profit                          2,626            1,347            5,143            2,931

 Litigation expense                                -            2,000               -             4,600
 Other expense, net                               52               42               98              112
                                             -------          -------          -------          -------
     Income (loss) before interest
     and income taxes                          2,574             (695)           5,045           (1,781)

 Interest expense                              1,274            1,091            2,491            1,937
                                             -------          -------          -------          -------

 Income (loss) before income taxes             1,300           (1,786)           2 554           (3,718)
 Provision for income taxes                      546             (710)           1,071           (1,522)
                                             -------          -------          -------          -------

 Net income (loss)                           $   754          $(1,076)         $ 1,483          $(2,196)
                                             =======          =======          =======          =======

 Income (loss) per common share              $  0.05          $ (0.09)         $  0.10          $ (0.18)
                                             =======          =======          =======          =======
 Average common shares and
     equivalents outstanding                  15,215           12,250           15,156           12,250
                                             =======          =======          =======          =======





The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
                           Statements of Cash Flows
                          (unaudited - in thousands)

                                                                                  Six Months Ended
                                                                                     January 31,
                                                                            1997                   1996
                                                                            ----                   ----
 Cash flows from operating activities:
 Net (loss) income                                                       $ 1,483                $(2,196)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                        2,525                  1,900
      Provision for losses on accounts receivable                            (46)                   122
 Change in assets and liabilities, net of effects from
   acquisitions
      Increase in accounts receivable                                     (6,365)                (1,570)
      Decrease/(increase) in inventories                                   4,223                   (325)
      (Increase)/decrease in other current assets                           (187)                   113
      Increase in accounts payable                                           487                    894
      Increase in accrued expenses and other current
          liabilities                                                        543                  3,950
      Other, net                                                            (289)                  (841)
                                                                         -------                -------
      Net cash provided by operating activities                            2,374                  2,047
                                                                         -------                -------

 Cash flows from investing activities:
   Capital expenditures                                                     (714)                  (690)
   Purchase of business                                                     (763)                (9,189)
                                                                         -------                -------
      Net cash used for investing activities                              (1,477)                (9,879)
                                                                         -------                -------

 Cash flows from financing activities:
   Increase in revolving credit agreement                                  1,225                  8,266
   Proceeds from issuance of long-term debt                                    -                  5,000
   Payments on long-term debt                                             (1,858)                (4,121)
   Debt issuance costs                                                      (129)                  (987)
                                                                         -------                -------
       Net cash provided by financing activities                            (762)                 8,158
                                                                         -------                -------

 Effect of exchange rate changes on cash                                      58                    (41)
                                                                         -------                -------

 Net increase/(decrease) in cash and cash equivalents                        193                    285
 Cash and cash equivalents at beginning of period                            768                    415
                                                                         -------                -------
 Cash and cash equivalents at end of period                              $   961                $   700
                                                                         =======                =======





The accompanying notes are an integral part of these financial statements.

                            DeVlieg-Bullard, Inc.
                     Statements of Cash Flows (continued)
                          (unaudited - in thousands)

                                                                                  Six Months Ended
                                                                                    January 31,
                                                                             1997                  1996
                                                                             ----                  ----
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                             $2,027                $1,874
      Income taxes, net of refunds                                            118                  (213)


During the six months ended January 31, 1997, the Company issued debt consisting of a $2,600 Seller's note and an increase in term debt of $3,500 in connection with acquisitions (see Note 2). The Company also entered into a capital lease for equipment for $192.

During the six months ended January 31, 1996, the Company assumed liabilities in the amount of $42,638 in connection with the acquisition of The National Acme Company. In addition, the Company accrued $1,500 for additional purchase price, as provided for in the stock purchase agreement. The final adjustment of $1,314 was paid in the third quarter of fiscal 1996.

In fiscal 1996 in connection with obtaining the consent of the holders of the $12,000 principal amount of subordinated debentures to the acquisition of National Acme and to the refinancing of the Company's senior credit facility and to the refinancing of $4,000 principal amount of such subordinated debentures in October 1995, the Company issued stock purchase warrants valued at $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures.

                            DeVlieg-Bullard, Inc.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of January 31, 1997 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1997 ("fiscal 1997") and the fiscal year ended July 31, 1996 ("fiscal 1996") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996. Certain amounts in the fiscal 1996 financial statements have been reclassified to conform with the fiscal 1997 presentation.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

NOTE 2: ACQUISITIONS

On January 17, 1997, DeVlieg-Bullard, Inc. acquired substantially all of the assets of Mattison Technologies, Inc., a Rockford, Illinois-based machine tool company ("Mattison"), including intellectual property, parts inventory, accounts receivable and customer lists. The purchase price was $6,810 plus legal and closing costs, and was financed with additional term debt of $3,500 and a $2,600 Seller's note, $1,600 of which is secured by Mattison's accounts receivable. As the Mattison accounts receivable are collected, the Company is required to pay down the principal on the note. The remaining balance under the note is due January 7, 1998. The Mattison operations will be consolidated with the Services Group.

NOTE 3: INVENTORIES

Inventories consisted of:

                                              January 31,            July 31,
                                                 1997                  1996
                                                 ----                  ----
                                             (unaudited)
 Raw materials                                 $ 1,276               $  1,451
 Work-in-process                                11,774                 13,650
 Finished goods                                 26,298                 26,970
                                               -------               --------
                                               $39,348               $ 42,071
                                               =======               ========

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,815 and $10,676 at January 31, 1997, and July 31, 1996,
respectively. Inventories valued using LIFO were $13,012 and $15,970 at January 31, 1997, and July 31, 1996, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at January 31, 1997 and July 31, 1996.

NOTE 4: REFINANCING OF DEBT

In connection with the acquisition of Mattison (see Note 2), the Company amended its senior credit facility to increase it to $40,000 from the current $32,000. This facility now consists of a $30,000 revolving credit agreement (up from $25,000) and $10,000 in term loans (up from $8,000). Borrowings from the increase in term debt were used to finance the acquisition. The funding occurred on January 17, 1997, contemporaneously with the Company's completion of the acquisition of Mattison's assets.

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

The maturity date for the senior credit facility has been extended to October 31, 2000. Amounts available under the revolving credit agreement are based upon a formula related to the Company's eligible accounts receivable and inventories. Interest on outstanding balances is payable monthly in arrears. Interest rates are based on the prime rate or alternative rates based on LIBOR.

In connection with the acquisition, two new term loans were provided to finance the acquisition and the maturity on the existing loans was extended. The $5,000 term loan is now payable in 58 equal installments of $86 with the balance due August 31, 2000. The $3,000 term loan is now payable in 36 equal installments
of $83 through May 31, 1999.   The third term loan of $2,000 is due and payable
with the proceeds from the sale of Mattison equipment (this equipment was sold during February 1997). The fourth term loan of $1,500 is payable in 45 equal installments of $33 commencing January 31, 1997 through October 31, 2000.

NOTE 5: LITIGATION SETTLEMENT

During the first quarter of fiscal 1996, the Company accrued $2,200 related to a jury verdict rendered against the Company, including interest expense and legal costs. The Company had appealed the verdict on the basis that it was against the weight of evidence. During the second quarter of fiscal 1997, the Company settled this case for $1,500.

                            DEVLIEG-BULLARD, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company. Amounts, except per share data, are expressed in thousands.

ACQUISITION
On January 17, 1997, the Company acquired substantially all of the assets of Mattison Technologies, Inc. for $6,810, financed by a $2,600 Seller's note and $3,500 increase in term debt. The results of Mattison are included with the Company since acquisition (see Note 2 of Notes to Financial Statements.)

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996. Net sales for the third quarter of fiscal 1997 were $31,363 compared to $33,253 for the second quarter of fiscal 1996, a decrease of $1,890, or 5.7%. The change in net sales for the operating groups for the second quarter of fiscal 1997, compared to the same prior year period consists of increases at Services Group of $122, or 1.3%, Tooling Systems Group of $92, or 1.7%, and the Industrial Group of $495, or 8.0%. These increases were offset by a decline at National Acme of $2,600, or 21.2%, primarily reflecting the inclusion of $1,600 October 1995 sales with the second quarter of fiscal 1996, following the acquisition in late October 1995.

Gross profit for the second quarter of fiscal 1997 was $7,908 compared to $7,843 for the second quarter of fiscal 1996, an increase of $65. Gross profit as a percentage of net sales was 25.2% and 23.6% in the second quarter of fiscal 1997 and fiscal 1996, respectively. The increase in gross margin as a percent of net sales is in all operating groups, except the Tooling Systems Group, where lower production levels led to unabsorbed burden costs.

Operating expenses were $5,282, or 16.8%, of net sales, in the second quarter of fiscal 1997, compared to $6,496, or 19.5% of net sales, in the second quarter of fiscal 1996. The decrease in operating expenses, and the decrease as a percentage of net sales, is attributable to continued cost reduction programs implemented by the Company.

There were no litigation expenses in the second quarter of fiscal 1997. The Company is not aware of any outstanding legal proceedings the outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operation or financial condition. Litigation expenses were $2,000 during the second quarter of fiscal 1996, relating to legal costs incurred in connection with the class action suit filed in 1992. This suit was settled during the second quarter of fiscal 1996.

Interest expense was $1,274 in the second quarter of fiscal 1997 compared to $1,091 in the second quarter of fiscal 1996, an increase of $183. The increase in interest expense during the second quarter of fiscal 1997 is due to higher average outstanding debt balances.

Income tax expense of $546 was recorded for the second quarter of fiscal 1997, compared to an income tax benefit of $710 for the same period last year, reflecting the earnings in fiscal 1997 compared with a loss recorded in the second quarter of fiscal 1996.

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31,
1996.

Net sales for the first six months of fiscal 1997 were $63,497 compared to $54,628 for the first six months of fiscal 1996, an increase of $8,869, or 16.2%. For the six months ended January 31, 1997, compared with the first six months in the prior fiscal year, National Acme had an increase of $10,578, primarily due to the acquisition at the beginning of the second quarter in the prior fiscal year, and the Industrial Group had an increase of $168, or 1.4%. These increases were offset by declines at the Services Group of $1,171, or 6.0%, primarily related to timing issues relative to new and remanufactured machines; and Tooling Systems Group of $709, or 6.4%, primarily Cushman chucks, where slow orders in the first quarter resulted in lower second quarter sales. Services Group and Tooling Systems Group orders improved substantially during the second quarter of fiscal 1997.

Gross profit for the six months ended January 31, 1997 was $16,243 compared to the $13,710 for the same period in the prior year, an increase of $2,533, or 18.5%, primarily a result of the acquisition of National Acme, but also reflecting increases in each operating group, except the Tooling Systems Group. Gross profit as a percentage of net sales was 25.6% for the first six months of fiscal 1997 compared to 25.1% for the first six months of fiscal 1996.

Operating expenses were $11,100, or 17.5% of net sales, and $10,779, or 19.7% of net sales, for the first six months of fiscal 1997 and 1996, respectively, an increase of $321. The dollar increase is attributable to the acquisition of National Acme in October 1995. The decrease in operating expenses as a percentage of net sales is attributable to cost reduction programs implemented by the Company and leverage from the higher sales volume.

There were no litigation expenses in the first six months of fiscal 1997. The Company is not aware of any outstanding legal proceedings the outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operation or financial condition. Litigation expenses of $4,600 were recorded during the first six months of fiscal 1996. Of these expenses, $2,200 ($1,320 after taxes) related to an adverse judgment rendered in a breach of contract suit. Although the Company accrued for the full jury verdict, plus interest and other legal costs, it had filed a Notice of Appeal against the verdict on the ground that the jury's verdict was against the weight of the evidence. This suit was settled for $1,500 during the second quarter of fiscal 1997. The balance of $2,400 ($1,440 after taxes) was for legal costs incurred in connection with the settlement of the class action suit filed in 1992. This suit was settled in the second quarter of fiscal 1996 and such settlement was approved by the court in July 1996.

Interest expense was $2,491 for the six months ended January 31, 1997 compared to $1,937 for the same period in the prior year. The $554 increase in interest expense is attributable to higher outstanding debt balance due to the acquisition of National Acme at the end of the first quarter of fiscal 1996, as well as litigation settlements and the Mattison acquisition (see Notes 2 and 4 of Notes to Financial Statements).

Income tax expense of $1,071 was recorded for first six months of fiscal 1997, compared to an income tax benefit of $1,522 for the same period last year, reflecting the earnings in fiscal 1997 compared with a loss recorded in the first half of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $2,374 for the six months ended January 31, 1997 compared to $2,047 for the six months ended January 31, 1996.

Capital expenditures were $714 in the first six months of fiscal 1997 compared to $690 for the same period in the prior year. As of January 31, 1997, the Company had no material commitments for specific capital expenditures.

Cash of $763 was used for the acquisitions in the first six months of fiscal 1997 (see Note 2 of Notes to Financial Statements). The balance of the purchase price, $6,100, was financed through an increase in debt. During the first six months of fiscal 1996, $9,189 was used to finance acquisitions.

The balance outstanding under the Company's revolving credit agreement was $20,420 at January 31, 1997 compared to $19,195 at July 31, 1996. Long-term debt, including current maturities, was $22,765 and $18,107 at January 31, 1997 and July 31, 1996, respectively. The Company's total indebtedness was $43,185 and $37,302 at January 31, 1997 and July 31, 1996, respectively, an increase of $5,883. As outlined in Note 4 of Notes to Financial Statements, the Company amended its senior debt facility in January 1997 to increase it to $40,000 from $32,000. New term loans in the amount of $3,500, as well as a $2,600 Seller's note, were obtained to finance the Mattison acquisition (see Notes 2 and 4 of Notes to Financial Statements).

The new senior debt facility aggregating approximately $40,000 at January 31, 1997, is comprised of up to $10,000 in term loans and a revolving credit agreement which provides for borrowings up to $30,000. The existing term loan requires monthly principal payments of $86 beginning November 30, 1996, and the second term loan requires monthly principal payments of $83 beginning June 30, 1997. A third term loan of $2,000 is repayable with proceeds from the sale of Mattison's excess machinery and equipment (this was completed in February
1997), while the fourth $1,500 term loan requires monthly payments of $33 beginning January 31, 1997. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 9.5% at January 31, 1997. The maturity date of the Company's revolving credit agreement was extended to October 31, 2000, subject to renewal, and to collateral maintenance requirements. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 9.25% at January 31, 1997. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at January 31, 1997 were $4,052.

Pursuant to the subordinated debt facility, the Company issued subordinated debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by junior subordinated debt. The subordinated debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest payments on the subordinated debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The junior subordinated debt provides for the repayment of principal of $4,000 in June 2001 or thirty days after the payment of the subordinated debentures. Interest accrues at 14.5% on the junior subordinated debt, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1997. In connection with the issuance of the subordinated debentures in May 1994, the Company issued the holders warrants to purchase one million shares of the Company's common stock at $0.01 per share, which were valued at $1,750, and a presently indeterminable number of additional shares at $0.01 per share, which became available based upon the anticipated settlement of certain legal proceedings. In addition, in connection with the issuance of the junior subordinated debt and refinancing of the senior credit facility, the Company issued 500 additional Class A and 750 Class C stock purchase warrants. These were valued at $1,750.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.

OUTLOOK: ISSUES AND UNCERTAINTIES
The Company actively seeks to expand by acquisition, as well as through the internal growth of its present businesses. A significant acquisition would require additional borrowings. The Company does not anticipate any difficulty in obtaining additional borrowings, however, there can be no assurance that the Company would be able to obtain such financing on acceptable terms.

A number of factors may affect future results, liquidity and capital resources; actual results may differ materially from those reflected by forward-looking statements made by the Company. These factors are discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 3, 1996, a jury rendered a verdict against the Company in the net amount of approximately $1.3 million, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. The plaintiff had alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991. The Company had countersued for the remaining balance due under the contract of approximately $280 thousand.

The Company believes that the jury's verdict in this case failed to consider material evidence in the case that indicates that the Company was not in breach of the contract; a Notice of Appeal was filed on February 9, 1996.
Accordingly, the Company made an accrual in the first quarter of fiscal 1996 in the amount $2.2 million for the jury's verdict, plus interest and other costs. This suit was settled for $1.5 million during the second quarter of fiscal 1997.

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of stockholders of DeVlieg-Bullard, Inc., was held on December 18, 1996, at which meeting the stockholders elected, by vote outlined below, the following directors to hold office until the next annual meeting and until their successors are duly elected and qualified.

                                                          For            Withheld
                                                      ----------         --------
 Burton C. Borgelt                                    10,776,407          308,772
 Charles E. Bradley                                   10,856,003          229,176
 Thomas L. Cassidy                                    11,043,413           41,766
 George A. Chandler                                   11,045,713           39,466
 John R. Kennedy                                      10,984,713          100,466
 John E. McConnaughy, Jr.                             10,713,407          371,772
 John G. Poole                                        10,919,203          165,976
 William O. Thomas                                    11,040,203           44,976

In addition, the stockholders approved an amendment to the 1991 Stock Option Plan for Outside Directors ("Outside Directors Plan") to increase the number of shares authorized for issuance pursuant to awards granted under the Outside Directors Plan of 50,000 shares to 65,000 shares. In addition, approval was given for each outside director at June 13, 1996, to receive a grant of an option to purchase 5,000 shares of the common stock at an exercise price of $2.56 per share, the fair market value on the date of the grant. The vote of the stockholders for this amendment was as follows: 10,129,803 votes cast for, 281,168 votes against, 646,308 abstentions and 27,900 broker no-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1     Amended and Restated Financing and Security Agreement dated January 17, 1997, between The CIT
              Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.  The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Commission upon request.

     10.2     Amended and Restated Revolving Loan Promissory Note dated January 17, 1997, in the principal amount of
              $30,000,000 between the CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.

     10.3     Amended and Restated Term Loan I Promissory Note dated January 17, 1997, in the principal amount of
              $5,000,000 between The CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.

     10.4     Amended and Restated Term Loan II Promissory Note dated January 17, 1997, in the principal amount of
              $3,000,000 between The CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.

     10.5     Term Loan III Promissory Note dated January 17, 1997, in the principal amount of $2,000,000 between The
              CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.

     10.6     Term Loan IV Promissory Note dated January 17, 1997, in the principal amount of $1,500,000 between The CIT
              Group/Business Credit, Inc., and DeVlieg-Bullard, Inc.

     11       Computation of Earnings per Share

     27       Financial Data Schedule (SEC use only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly    caused this report to be signed on its behalf by the
undersigned thereunto duly authorized.

                                                  DeVlieg-Bullard, Inc.
                                                  ---------------------
                                                  (Registrant)



Date: March 12, 1997                              By:  /s/ Lawrence M. Murray
      --------------                                 ---------------------------
                                                       Vice President and Chief
                                                       Financial Officer