Form 10-Q
period 1997-04-30
DEVLIEG BULLARD INC
filed 1997-06-16
CIK 858710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       APRIL 30, 1997
                               -------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-18198
                       -------

                              DEVLIEG-BULLARD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                  0-18198                    62-1270573
-------------------------------     ------------             -------------------
(State or other jurisdiction of     (Commission               (I.R.S. Employer
incorporation or organization)      File Number)             Identification No.)


         One Gorham Island, Westport, CT                             06880
    ----------------------------------------                      ----------
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

The number of shares of common stock outstanding as of May 31, 1996 was 12,275,400.

                              DeVlieg-Bullard, Inc.

                                      INDEX


PART I -          FINANCIAL INFORMATION                                      Page
                  ---------------------                                      ----
         Item 1.   Financial Statements:
                     Balance Sheets--
                       April 30, 1997 and July 31, 1996                        2

                     Statements of Operations--
                       Three and Nine Months Ended April 30, 1997
                       and April 30, 1996                                      3

                     Statements of Cash Flows--
                       Nine Months Ended April 30, 1997
                       and April 30, 1996                                      4

                     Notes to Financial Statements                             6

         Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                              9


PART II -       OTHER INFORMATION                                             14
                -----------------

         Item 1.   Legal Proceedings

         Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                    15

EXHIBIT 11         Computation of Earnings Per Share                          16

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)


                                                      April 30, 1997          July 31, 1996
                                                      --------------          -------------
                                                        (unaudited)
                                          ASSETS
                                          ------
Current assets:
     Cash and cash equivalents                           $   1,441              $     768
     Accounts receivable, net                               25,318                 17,505
     Inventories, net                                       39,313                 42,071
     Other current assets                                    1,751                  1,165
                                                         ---------              ---------
       Total current assets                                 67,823                 61,509

Property, plant and equipment, net                          12,407                 13,306
Engineering Drawings                                        18,935                 18,366
Goodwill                                                    11,159                 11,472
Other assets                                                15,138                 15,150
                                                         ---------              ---------
       Total assets                                      $ 125,462              $ 119,803
                                                         =========              =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
     Accounts payable                                    $  10,302              $   9,854
     Accrued expenses and other current liabilities         15,821                 16,534
     Revolving credit agreement                             22,355                 19,195
     Current portion of long-term debt                       4,355                  2,932
                                                         ---------              ---------
       Total current liabilities                            52,833                 48,515

Long-term debt (related party 1997 and 1996 - $4,084)       14,555                 15,175
Postretirement benefit obligation                           22,438                 22,830
Other noncurrent liabilities                                11,314                 11,699
                                                         ---------              ---------
       Total liabilities                                   101,140                 98,219

Stockholders' equity:
     Common stock, $0.01 par value; authorized
       30,000 shares; issued and outstanding
       12,250                                                  123                    123
     Additional paid-in capital                             34,096                 34,049
     Excess purchase price over net assets from the
       Services Group acquisition                          (16,358)               (16,358)
     Retained earnings                                       6,599                  3,946
     Cumulative translation adjustment                        (138)                  (176)
                                                         ---------              ---------
       Total stockholders' equity                           24,322                 21,584
                                                         ---------              ---------
       Total liabilities and stockholders' equity        $ 125,462              $ 119,803
                                                         =========              =========

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Operations
                (unaudited - in thousands, except per share data)




                                    Three Months Ended      Nine Months Ended
                                         April 30,              April 30,
                                      1997      1996        1997        1996
                                      ----      ----        ----        ----
Net sales                           $33,771   $ 30,262    $ 97,268    $ 84,890
Cost of sales                        24,241     21,717      71,495      62,635
                                    -------   --------    --------    --------
     Gross profit                     9,530      8,545      25,773      22,255
                                    -------   --------    --------    --------

Operating expenses:
     Engineering                        491        447       1,277       1,178
     Selling                          2,799      2,951       8,148       7,944
     General and administrative       2,962      2,772       8,048       7,941
                                    -------   --------    --------    --------
       Total ESG&A Expense            6,252      6,170      17,473      17,063
Litigation expense                       --         --          --       4,600
Other (income) expense, net              --        (71)        (23)        (73)
                                    -------   --------    --------    --------
     Total Operating Expenses         6,252      6,099      17,450      21,590
                                    -------   --------    --------    --------
Operating income                      3,278      2,446       8,323         665

Interest expense (related party:
     three months 1997 - $171;
     1996 - $167; nine months
     1997 - $512; 1996 - $357)        1,305      1,257       3,796       3,194
                                    -------   --------    --------    --------

Income (loss) before income taxes     1,973      1,189       4,527      (2,529)
Provision for income taxes              803        500       1,874      (1,022)
                                    -------   --------    --------    --------

Net income (loss)                   $ 1,170   $    689    $  2,653    $ (1,507)
                                    =======   ========    ========    ========

Income (loss) per common share      $  0.08   $   0.05    $   0.18    $  (0.12)
                                    =======   ========    ========    ========

Average common shares and
     equivalents outstanding         15,246     14,965      15,126      12,250
                                    =======   ========    ========    ========




The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                           Nine Months Ended
                                                                April 30,
                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
Net income (loss)                                         $ 2,653    $ (1,507)
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                         3,606       3,339
      Provision for losses on accounts receivable              14         169
Change in assets and liabilities, net of effects from
  acquisitions
      (Increase)/decrease in accounts receivable           (6,227)      1,219
      Decrease/(increase) in inventories                    4,592      (2,461)
      Decrease/(increase) in other current assets           1,974        (400)
      Increase in accounts payable                            448       1,232
      (Decrease)/increase in accrued expenses and other
         current liabilities                                 (713)      5,060
      Other, net                                             (937)     (1,375)
                                                          -------    --------
      Net cash provided by operating activities             5,410       5,276
                                                          -------    --------

Cash flows from investing activities:
  Capital expenditures                                     (1,023)       (736)
  Purchase of business                                       (912)    (10,549)
                                                          -------    --------
      Net cash used for investing activities               (1,935)    (11,285)
                                                          -------    --------

Cash flows from financing activities:
  Increase in revolving credit agreement                    3,160       4,358
  Proceeds from issuance of long-term debt                     --       8,000
  Payments on long-term debt                               (5,831)     (4,668)
  Proceeds from issuance of stock options                      47          --
  Debt issuance costs                                        (216)     (1,061)
                                                          -------    --------
      Net cash provided by financing activities            (2,840)      6,629
                                                          -------    --------

Effect of exchange rate changes on cash                        38         (35)
                                                          -------    --------

Net increase/(decrease) in cash and cash equivalents          673         585
Cash and cash equivalents at beginning of period              768         415
                                                          -------    --------
Cash and cash equivalents at end of period                $ 1,441    $  1,000
                                                          =======    ========




The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                      Statements of Cash Flows (continued)
                           (unaudited - in thousands)


                                                          Nine Months Ended
                                                              April 30,

                                                           1997       1996
                                                           ----       ----
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                             $3,073     $2,900
     Income taxes, net of refunds                            148       (101)

During the nine months ended April 30, 1997, the Company issued debt consisting of a $2,600 Seller's note and an increase in term debt of $3,500 in connection with acquisitions (See Note 2). The Company also entered into a Capital Lease for equipment for $192.

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

                              DeVlieg-Bullard, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of April 30, 1997 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1997 ("fiscal 1997") and the fiscal year ended July 31, 1996 ("fiscal 1996") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

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

NOTE 2: ACQUISITION

On January 17, 1997, the Company acquired substantially all of the assets of Mattison Technologies, Inc., a Rockford, Illinois-based Machine Tool Company ("Mattison"), including intellectual property, parts inventory, accounts receivable and customer lists. The purchase price was $6,810, plus legal and closing costs, and was financed with additional term debt of $3,500 and a $2,600 Seller's note, $1,600 of which is secured by Mattison's accounts receivable, as well as with funds from the revolving credit facility. As the Mattison accounts receivable are collected, the Company is required to pay down the principal on the note; the balance on the note is $1,460 at April 30, 1997. The remaining balance on the note is due January 7, 1998. The Mattison operations will be consolidated with the Machine Tool Group.

NOTE 3: INVENTORIES

Inventories consisted of:

                                      April 30,             July 31,
                                         1997                 1996
                                         ----                 ----
                                     (unaudited)
Raw materials                          $ 1,404              $ 1,451
Work-in-process                         11,604               13,650
Finished goods                          26,305               26,970
                                       -------              -------
                                       $39,313              $42,071
                                       =======              =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,870 and $10,922 at April 30, 1997, and July 31, 1996, respectively.
Inventories valued using LIFO were $13,074 and $15,970 at April 30, 1997, and July 31, 1996, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at April 30, 1997 and July 31, 1996.

NOTE 4: REFINANCING OF DEBT

In connection with the acquisition of Mattison (see Note 2), the Company amended its senior credit facility to increase it to $40,000 from the current $32,000. This facility now consists of a $30,000 revolving credit agreement and $10,000 in term loans. Borrowings from the increase in term debt were used to finance the acquisition. The funding occurred on January 17, 1997, contemporaneously with the Company's completion of the acquisition of Mattison's assets.

The senior credit facility is secured by all of the Company's assets. Under the terms of the facility, the Company is required to comply with various operational and financial covenants, as defined, including (i) minimum net worth, (ii) interest coverage ratio, (iii) liabilities to net worth ratio, (iv) current ratio, (v) fixed charge coverage ratio and (vi) minimum earnings levels, as defined. In addition, the facility places limitations on the Company's ability to make capital expenditures and to pay dividends. The Company is in compliance with these debt covenants at April 30, 1997.

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

The Company does not believe the outcome of this legal proceeding will have any future material adverse impact on the results of operations, liquidity or financial condition of the Company.

                              DEVLIEG-BULLARD, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summarized below is a discussion of the results of operations of the Company. Amounts, except per share data, are expressed in thousands.

ACQUISITION
On January 17, 1997, the Company acquired substantially all of the assets of Mattison Technologies, Inc. for $6,810, financed in part by a $2,600 Seller's note and $3,500 increase in term debt. The results of Mattison are included with the Company since acquisition (see Note 2 of Notes to Financial Statements). Mattison will be reported with the Machine Tool Group and added $1,663 in sales and $852 in operating income to the nine month results discussed below.

RESTRUCTURING
On March 18, 1997, the Company announced a restructuring plan which will result in the reorganization of the Company's existing National Acme and Services Groups into the Machine Tool Group, which will include the design, manufacture and marketing of new, remanufactured and used machines and aftermarket parts and service. As part of the reorganization, the Company plans to close two facilities, integrating their operations with other Company operations and eliminating 38 jobs. The Company expects to spend approximately $1,000 to implement the plan, but does not expect to take any charges associated with the restructuring; the plan will be funded through utilization of certain reserves recorded by the Company for integrating the operations of National Acme with those of the Company at the time of acquisition. The plan is expected to yield approximately $2,000 in annual savings beginning in fiscal 1998. The Business Segment discussion below reflects the new organizational structure and prior year's results have been restated.

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996.

CONSOLIDATED RESULTS:
Net sales for the third quarter of fiscal 1997 were $33,771 compared to $30,262 for the third quarter of fiscal 1996, an increase of $3,509, or 11.6%; $1,304 of this increase was contributed by the Mattison acquisition. Gross profit for the third quarter of fiscal 1997 was $9,530 compared to $8,545 for the third quarter of fiscal 1996, an increase of $985, or 11.5%, reflecting the increased sales volume. Gross profit as a percentage of net sales was 28.2% in the third quarter of fiscal 1997 and fiscal 1996.

ESG&A expenses were $6,252, or 18.5% of net sales in the third quarter of fiscal 1997, compared to $6,170, or 20.4% of net sales in the third quarter of fiscal 1996. The decrease in operating expenses as a percentage of net sales is attributable to cost reduction programs implemented by the Company and leverage from the higher sales volume.

Interest expense was $1,305 in the third quarter of fiscal 1997 compared to $1,257 in the third quarter of fiscal 1996, an increase of $48.

Income tax expense of $803 was recorded for the third quarter of fiscal 1997, compared to $500 for the same period last year.

OPERATING RESULTS BY BUSINESS SEGMENTS:
The Machine Tool Group sales for the third quarter of fiscal 1997 were $22,239 compared with $18,575 in the third quarter of the prior year, an increase of 19.7%. Operating income was $3,317, compared to $2,438 in the third quarter a year ago. This is an increase of 36.1% over the prior year, reflecting the leverage from the higher sales on fixed costs, as well as the acquisition of Mattison. Fiscal 1997 results include $1,304 in sales and $596 in operating income contributed by acquisitions.

The Tooling Systems Group's sales for the third quarter of fiscal 1997 were $5,207 compared with $5,279 in the prior year's third quarter. Operating income was $368 in fiscal 1997 compared with $189 in the prior year, a 94.7% increase, reflecting productivity improvements as well as the cost reduction plan put into place late in fiscal 1996.

The Industrial Group had sales of $6,325 during the third quarter of fiscal 1997 compared to $6,408 in the third quarter of the prior year. Operating income was $453, compared with $446 in the prior year.

NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996.

CONSOLIDATED RESULTS:
Net sales for the first nine months of fiscal 1997 were $97,268 compared to $84,890 for the first nine months of fiscal 1996, an increase of $12,378, or 14.6%. National Acme acquisition in fiscal 1996 and Mattison acquisition in fiscal 1997 account for $11,194 and $1,663 of the increase, respectively. Gross profit for the nine months ended April 30, 1997 was $25,773 compared to the $22,225 for the same period in the prior year, an increase of $3,518, or 15.8%. Gross profit as a percent of net sales was 26.5% for the first nine months of fiscal 1997 compared to 26.2% for the first nine months of fiscal 1996.

ESG&A expenses were $17,473, or 18.0% of net sales, and $17,063, or 20.1% of net sales, for the first nine months of fiscal 1997 and 1996, respectively.

There were no litigation expenses during the first nine months of fiscal 1997. The Company is not aware of any outstanding legal proceedings the outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial condition. Litigation expenses of $4,600 were recorded during the first nine months of fiscal 1996. Of these expenses, $2,200 ($1,320 after taxes) related to an adverse judgement rendered in a breach of contract suit (allocated to the Machine Tool Group). Although the Company accrued for the full jury verdict, plus interest and legal costs, it filed a Notice of Appeal against the verdict on the grounds that the jury's verdict was against the weight of the evidence. The Suit was settled for $1,500 during the second quarter of fiscal 1997. The balance of $2,400 ($1,440 after taxes) was for settlement and legal costs incurred in connection with the class action suit filed in 1992. This suit was settled in the second quarter of fiscal 1996 and such settlement was approved by the Court in July 1996.

Interest expense was $3,796 for the nine months ended April 30, 1997 compared to $3,194 for the same period in the prior year. The $602 increase in interest expense is attributable to higher outstanding debt balance, primarily due to the acquisitions, cost of litigation settlements, and higher effective interest rates.

Income tax expense of $1,874 was recorded for the first nine months of fiscal 1997 compared to an income tax benefit of $1,022 for the same period last year, reflecting net income in fiscal 1997 compared to a net loss in fiscal 1996.

OPERATING RESULTS BY BUSINESS SEGMENTS:
Sales for the Machine Tool Group for the first nine months of fiscal 1997 were $63,416, compared with $50,342 in the same period a year ago, an increase of $13,074. National Acme, acquired in October 1995, contributed $11,194 of this increase, while Mattison, acquired in January 1997, contributed $1,663. Operating income for the period was $8,669 compared with $3,001 in the prior year period. The fiscal 1996 results include nonrecurring litigation costs of $2,200 related to a breach of contract lawsuit (see "Item 1 - Legal Proceedings"). Without this nonrecurring charge, the Machine Tool Group would have had operating income of $5,201 in fiscal 1996, which would yield a fiscal 1997 increase of 66.7% over the prior year. This improvement reflects the leverage from the higher sales on fixed costs, as well as the acquisition of Mattison in January 1997 (which contributed $852) and National Acme in October 1995 (which contributed $1,535).

Tooling Systems sales for the first nine months of fiscal 1997 were $15,504 as compared with $16,285 during the same period in the prior year. Operating income was $762 compared to $996 for the same periods. The decline in sales and operating income can be attributed to lower than anticipated sales for the Cushman product line.

Sales for the first nine months of fiscal 1997 for the Industrial Group were $18,348 compared to $18,263 in the year-ago period. Operating income was $900 compared with $897 for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $5,410 for the nine months ended April 30, 1997 compared to $5,276 for the nine months ended April 30, 1996.

Capital expenditures were $1,023 in the first nine months of fiscal 1997 compared to $736 for the same period in the prior year. As of April 30, 1997, the Company had no material commitments for specific capital expenditures.

Cash of $912 was used for the acquisition Mattison Technologies in fiscal 1997, compared to $10,549 used for the acquisition of The National Acme Company in fiscal 1996. These cash acquisition costs were financed by borrowings from the revolving credit agreement.

The balance outstanding under the Company's revolving credit agreement was $22,355 at April 30, 1997 compared to $19,195 at July 31, 1996. Long-term debt, including current maturities, was $18,910 and $18,107 at April 30, 1997 and July 31, 1996, respectively. The Company's total indebtedness was $41,265 and $37,302 at April 30, 1997 and July 31, 1996, respectively, an increase of $3,963. As outlined in Note 4 of Notes to Financial Statements, the Company amended its senior debt facility in January 1997 to increase the amount available for borrowings thereunder to $40,000 from $32,000. New term loans in the amount of $3,500, as well as a $2,600 Seller's note, were obtained to finance the Mattison acquisition (see Notes 2 and 4 of Notes to Financial Statements).

The new senior debt facility aggregating approximately $40,000 at April 30, 1997, is comprised of up to $10,000 in term loans and a revolving credit agreement which provides for borrowings up to $30,000. The existing term loan requires monthly principal payments of $86 beginning November 30, 1995, and the second term loan requires monthly principal payments of $83 beginning June 30, 1996. A third term loan of $2,000 is repayable with proceeds from the sale of Mattison's excess machinery and equipment (this was completed in February 1997 and the loan was repaid in March 1997), while the fourth $1,500 term loan requires monthly payments of $33 beginning January 31, 1997. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.84% at April 30, 1997. The maturity date of the Company's revolving credit agreement was extended to October 31, 2000, subject to renewal, and to collateral maintenance requirements. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.59% at April 30, 1997. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at April 30, 1997 were $5,163.

Pursuant to the subordinated debt facility, the Company issued subordinated debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by junior subordinated debt in October 1995. The subordinated debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest payments on the subordinated debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The junior subordinated debt provides for the repayment of principal of $4,000 in June 2001 or thirty days after the payment of the subordinated debentures. Interest accrues at 14.5% on the junior subordinated debt, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. In connection with the issuance of the subordinated debentures in May 1994, the Company issued the holders warrants to purchase one million shares of the Company's common stock at $0.01 per share and an estimated 289 warrants for additional shares at $0.01 per share, which became available in May 1997 based upon the settlement of certain legal proceedings. In addition, in connection with the issuance of the junior subordinated debt and refinancing of the senior credit facility, the Company issued 500 additional Class A and 750 Class C stock purchase warrants.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") was issued. Management will adopt SFAS 128 for the second quarter ended January 31, 1998 and expects that the diluted earnings per share calculation under SFAS will not be materially different from the earnings per share results the Company currently reports.

OUTLOOK: ISSUES AND UNCERTAINTIES
A number of factors may affect future results, liquidity and capital resources; actual results may differ materially from those reflected by forward-looking statements made by the Company. These factors are discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Registration Rights Agreement dated February 27, 1997, among DeVlieg-Bullard, Inc., Charles E. Bradley, Stanwich Oil and Gas, Inc. and Corestates Bank.

      10.2 Third Amendment to Investment Agreement dated January 17, 1997, among DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley and John G. Poole.

      11          Computation of Earnings per Share

      27          Financial Data Schedule (for SEC use only)

(b)   Reports on Form 8-K

      During the quarter ended April 30, 1997, the Company filed a Form 8-K dated February 3, 1997 (Item 5) to report the acquisition of Mattison Technologies, Inc., the increase in debt related to the acquisition and the settlement of the breach of contract law suit.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DeVlieg-Bullard, Inc.
                                            (Registrant)



Date:    June 16, 1997                  By: /s/ Lawrence M. Murray
         -------------                      ------------------------------------
                                            Vice President and Chief
                                            Financial Officer