Form 10-K405/A
period 1996-07-31
DEVLIEG BULLARD INC
filed 1997-06-24
CIK 858710

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------


                                 FORM 10-K/A

                    ANNUAL REPORT PURSUANT TO SECTION 13
                         OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended July 31, 1996
                       Commission file number: 0-18198

                            DeVlieg-Bullard, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                      Delaware                    62-1270573
             ----------------------------------------------------
             (State of incorporation)          (I.R.S. employer
                                               identification no.)

               One Gorham Island, Westport, Connecticut 06880
             ---------------------------------------------------
             (Address of principal executive offices) (Zip code)

      Registrant's telephone number, including area code: 203-221-8201
         Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At July 31, 1996, the aggregate market value of the voting stock held by nonaffiliates was approximately $16,439,597. The market value calculation was determined using the closing price of registrant's common stock on August 31, 1996, as reported on the NASDAQ National Market System, and assumes all shares beneficially owned by executive officers and members of the Board of Directors of the registrant are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

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

SERVICES GROUP

As a primary provider of aftermarket services for a large installed base of machine tools, the Company believes it has a strong competitive position in providing replacement parts, field repair and remanufacturing services for the DeVlieg, Bullard, American Tool, Brown & Sharpe, Futurmill, New Britain Machine, Rockford and White- Sundstrand tradenames. However, the installed base of these machine tools is expected to decrease gradually over time as older machine tools historically serviced by the Company are retired from service. The Services Group's business strategy includes expanding to other machine tool brands, by acquiring other machine tool companies and by introducing engineered productivity improvements which prolong the life of installed base equipment.

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

COMPETITION

SERVICES GROUP

The market for aftermarket products and services for the machine tools serviced by the Company is competitive, with competition from numerous independent parts, service and rebuild suppliers with various sales and resource levels. Management believes the Company has a competitive advantage with respect to the DeVlieg, Bullard, American Tool, Brown & Sharpe, Futurmill, New Britain Machine, Rockford and White- Sundstrand brand machine tools because the Company owns an estimated 200,000 drawings and all other documents and customer lists related to such machine tools, and employs skilled personnel who have been trained for and have experience with these products. As a result, management believes the Services Group has a dominant market share with respect to providing services for these brands of machine tools.

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

  Abbottstown, PA                                 13,000      Administrative offices;                 Owned
                                                              Remanufacturing; field service
                                                              support and sales

  Cromwell, CT                                    44,600      Administrative offices;                 Leased (1997)
                                                              remanufacturing

  Huntington Beach, CA                             7,400      Field service support and sales         Leased (1998)

NATIONAL ACME:
  Cleveland, OH                                  559,700      Administrative offices and              Owned
                                                              manufacturing

  Fremont, OH                                     56,000      Warehouse and distribution              Leased (1996)
                                                              center
TOOLING SYSTEMS GROUP:
  Frankenmuth, MI                                100,000      Administrative offices; design          Leased (2006)
                                                              and manufacture of tooling
                                                              products

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

As disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financing and Investing," on April 12, 1996, the Company obtained a new term loan in the amount of $3.0 million to assist in the financing of the above litigation costs. The Company does not believe that the expected outcome of these legal proceedings will have any future material adverse impact on the results of operations, liquidity or financial condition of the Company.

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

                                                                          DEVLIEG-BULLARD, INC. (c)
                                                                  (in thousands, except per share data)
                                                    1996 (a)     1995 (b)           1994        1993 (d)     1992 (e)
                                                    --------     --------           ----        --------     --------
RESULTS OF OPERATIONS (C):
Net sales                                           $113,314      $78,150        $63,619         $58,604      $64,268
Gross profit                                          31,459       22,155         18,079          18,111       13,338
Nonrecurring charges                                   4,600        1,500              -               -        6,392
Operating income (loss) from continuing
  operations before interest and taxes                 3,635        3,405          2,832           2,821      (12,372)
Net income (loss) from
  continuing operations                                 (717)       1,393          1,579           1,652      (13,583)
Net income (loss)                                       (717)       1,393          1,579           7,490      (10,838)
Income (loss) per common share:
  Continuing operations                             $  (0.06)     $  0.11        $  0.13         $  0.13      $ (1.16)
  Net income (loss)                                    (0.06)        0.11           0.13            0.61        (0.94)
Average common shares and
  equivalents outstanding                             12,250       13,257         12,436          12,250       12,250
ASSETS AND CAPITAL:
Total current assets                                $ 61,509      $36,321        $33,462         $30,030      $33,747
Property, plant and equipment                         13,306        6,876          6,340           6,637        7,899
Total assets                                         119,803       66,232         51,263          45,056       48,903
Revolving credit agreement                            19,195       12,115              -          10,811       15,247
Total current liabilities                             48,515       25,490         12,474          23,305       37,724
Long-term debt                                        15,175       13,639         14,577           2,949        1,003
Total liabilities                                     98,219       45,662         33,887          33,627       39,755
Stockholders' equity                                  21,584       20,570         17,376          11,429        9,148

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

OVERVIEW OF RESULTS
Fiscal 1996 was a year of growth in sales and earnings for the Company. The Company also continued to benefit from the cost reduction and process improvement programs undertaken in fiscal years 1992-1996. In addition to modest growth in the Company's operating groups, the National Acme acquisition, which occurred during the year, contributed $29,570 in sales and $2,949 in operating profit to the overall results. In addition, the Company's balance sheet has changed materially from the prior year as a result of the inclusion of the accounts of National Acme.

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

                                                                Fiscal year ended July 31,
                                                             1996         1995         1994
                                                             ----         ----         ----
Net sales                                                   100.0%       100.0%       100.0%
Cost of sales                                                72.2         71.7         71.6
Gross profit                                                 27.8         28.3         28.4
E S G & A Expenses                                           20.5         22.5         24.1
Nonrecurring charges                                          4.1          1.9            -
Operating income                                              3.2          4.4          4.4
Net income                                                   (0.6)         1.8          2.5


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

E S G & A EXPENSES
E S G & A expenses in fiscal 1996 were $23,273 compared to $17,584 in the prior year, an increase of $5,689. The increase is primarily due to the acquisition of National Acme, which increased E S G & A expenses by $5,214. Fiscal 1995 amounts also included a $372 charge for unsuccessful acquisition costs. As a percent of net sales, E S G & A expenses were 20.5% compared with 22.5% in the prior year.

OTHER EXPENSES
Other income was $49 in fiscal 1996, compared to $334 in fiscal 1995. The fiscal 1995 income includes a $305 gain on the sale of land held for disposition.

NONRECURRING CHARGES
Litigation expenses of $4,600 were recorded during fiscal 1996. Of these expenses, $2,200 relates to an adverse judgment rendered in a breach of contract suit included in the Services Group results. Although the Company accrued for the full jury verdict, plus interest and other legal costs, it has filed a Notice of Appeal against the verdict on the grounds that the jury's verdict was against the weight of the evidence. The balance of $2,400 is for legal costs incurred in connection with the settlement of the class action suit filed in 1992. The litigation alleged violations of the federal securities laws and state and federal common law in connection with the Company's initial public offering in March 1990. The Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors were included as defendants in the suit. While management believes the allegations in the lawsuit were without merit, the Company agreed to settlement to avoid continued litigation costs related to the suit. See "Item 3 - Legal Proceedings." See also
Note 10 of Notes to the Company Financial Statements for a discussion of the Class B Stock Purchase Warrants.

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

OPERATING INCOME
Operating income was $3,635 in fiscal 1996, compared with $3,405 in fiscal 1995. Fiscal 1996 results included nonrecurring litigation costs of $4,600, while fiscal 1995 results included nonrecurring litigation costs of $1,500, as well as costs for an unsuccessful acquisition of $372 recorded in operating expenses and a gain of $305 on the sale of land held for disposal.

National Acme added $3,135 to operating income during fiscal 1996, while the other business segments had operating income as follows: Services Group - $3,295 ($5,495 before the allocation of nonrecurring litigation costs related to a breach of contract suit); Tooling Systems Group - $1,064; and Industrial Group - $1,155. Corporate expenses were $5,014 (or $2,614 without nonrecurring litigation costs related to the class action lawsuit). During fiscal 1995, the business segments had operating income as follows: Services Group - $4,492; Tooling Systems Group - $1,821; and Industrial Group - $701. Corporate expenses were $3,609 (or $2,042 without nonrecurring costs mentioned above).The Services Group (without the nonrecurring litigation charge) and Powermatic had increases in operating income as a percent of sales as a result of cost reductions and leverage from higher sales against fixed costs. The Tooling Systems Group had a decline in operating income as a percent to sales as a result of inefficiencies resulting from the assimilation of the Cushman business acquired in fiscal 1995.

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

E S G & A EXPENSES
E S G & A expenses in fiscal 1995 were $17,584, or 22.5% of net sales, compared to $15,309, or 24.1% of net sales, in fiscal 1994. E S G & A expenses in fiscal 1995 exceeded prior year levels due to the higher sales volume and costs added by acquired businesses, in addition to $372 costs related to an unsuccessful acquisition.

OTHER EXPENSES
Other income was $334 in fiscal 1995 compared with income of $62 in fiscal 1994. The fiscal 1995 amount includes a $305 gain on the sale of land held for disposition.

NONRECURRING CHARGES
In the second quarter of fiscal 1995, the Company settled for $1,500 a civil suit filed by a committee of unsecured creditors of DeVlieg, Inc. and debtor-in-possession, DeVlieg, Inc.

OPERATING INCOME
Operating income was $3,405 in fiscal 1995 compared with $2,832 in fiscal 1994. Fiscal 1995 results included nonrecurring litigation costs of $1,500, as well as costs for an unsuccessful acquisition of $372 recorded in operating expenses and a gain of $305 on the sale of land held for disposal.

The business segments had operating income in fiscal 1995 as follows: Services Group - $4,492; Tooling Systems Group - $1,821; and Industrial Group - $701. Corporate expenses were $3,609 (or $2,042 without nonrecurring costs mentioned above). During fiscal 1994 the business segments had operating income as follows: Services Group - $2,474; Tooling Systems Group - $1,633; and Industrial Group - $536. Corporate expenses were $1,811. The Services Group increase over fiscal 1994 is primarily the result of the fiscal 1995 acquisitions, but also a result of improved profitability due to cost reductions. Powermatic had increases in operating income as a percent of sales as a result of cost reductions and leverage from higher sales against fixed costs. While Tooling Systems Group had an increase in operating income, as a percent to sales they were below the prior year as a result of inefficiencies resulting from the assimilation of the Cushman business acquired during the year.

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

/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 4, 1996

DEVLIEG-BULLARD, INC.
BALANCE SHEETS
($ IN THOUSANDS)


                                                                                                  July 31,
                                                                                     ---------------------------------

                                                                                         1996                     1995
                                                                                         ----                     ----
ASSETS

Current assets:

  Cash and cash equivalents                                                          $    768                  $   415
  Accounts receivable                                                                  17,505                   12,634
  Inventories                                                                          42,071                   22,421
  Prepaid expenses and other current assets                                             1,165                      851
                                                                                     --------                  -------
Total current assets                                                                   61,509                   36,321
Property, plant and equipment                                                          13,306                    6,876
Engineering drawings                                                                   18,366                    8,409
Goodwill                                                                               11,472                    7,058
Other assets                                                                           15,150                    7,568
                                                                                     --------                  -------


Total assets                                                                         $119,803                  $66,232
                                                                                     ========                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $  9,854                  $ 6,520
  Accrued expenses and other current liabilities                                       16,534                    4,706
  Revolving credit agreement                                                           19,195                   12,115
  Current maturities of long-term debt                                                  2,932                    2,149

                                                                                     --------                  -------
Total current liabilities                                                              48,515                   25,490

Long-term debt (including related party debt:                                          15,175                   13,639
  1996 - $4,084; 1995 - $0)
Postretirement benefit obligation                                                      22,830                    5,022
Other noncurrent liabilities                                                           11,699                    1,511
                                                                                     --------                  -------


Total liabilities                                                                      98,219                   45,662
                                                                                     --------                  -------


Commitments and contingencies (Note 15)

Stockholders' equity:
  Common stock, $0.01 par value;
    authorized 30,000,000 shares;
    issued and outstanding 12,250,000                                                     123                      123
  Additional paid-in capital                                                           34,049                   32,299
  Excess purchase price over net assets from
    the Services Group acquisition                                                    (16,358)                 (16,358)
  Retained earnings                                                                     3,946                    4,663
  Cumulative translation adjustment                                                      (176)                    (157)
                                                                                     --------                  -------


Total stockholders' equity                                                             21,584                   20,570
                                                                                     --------                  -------


Total liabilities and stockholders' equity                                           $119,803                  $66,232
                                                                                     ========                  =======



The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   Year ended July 31,
                                                                 -----------------------------------------------------
                                                                    1996                   1995                  1994
                                                                    ----                   ----                  ----

Net sales                                                        $113,314                $78,150               $63,619
Cost of sales                                                      81,855                 55,995                45,540
                                                                 --------                -------               -------
    Gross profit                                                   31,459                 22,155                18,079
                                                                 --------                -------               -------

Operating expenses:
  Engineering                                                       1,623                  1,083                 1,148
  Selling                                                          10,553                  7,650                 6,613
  General and administrative                                       11,097                  8,851                 7,548
                                                                 --------                -------               -------
    Total E S G & A expenses                                       23,273                 17,584                15,309
Nonrecurring charges
                                                                    4,600                  1,500                     -
Other (income) expense, net                                           (49)                  (334)                  (62)
                                                                 --------                -------               -------
  Total operating expenses                                         27,824                 18,750                15,247
                                                                 --------                -------               -------

Operating income                                                    3,635                  3,405                 2,832
Interest expense (including related party
  interest 1996 - $452; 1995 and 1994 - $0)                         4,404                  2,594                 1,345
                                                                 --------                -------               -------

Income (loss)  before income taxes                                   (769)                   811                 1,487
(Benefit) for income taxes                                            (52)                  (582)                  (92)
                                                                 --------                -------               -------

Net income (loss)                                                $   (717)               $ 1,393               $ 1,579
                                                                 ========                =======               =======

Income (loss) per common share                                   $  (0.06)               $  0.11               $  0.13
                                                                 ========                =======               =======

Weighted average common shares and
equivalents outstanding                                            12,250                 13,257                12,436
                                                                 ========                =======               =======




The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                                      Year ended July 31,
                                                                         -------------------------------------------
                                                                              1996             1995             1994
                                                                              ----             ----             ----
Cash flows from operating activities:
Net income                                                                $   (717)        $  1,393         $  1,579
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                            4,612            2,721            1,776
    Deferred income taxes                                                     (636)          (2,181)          (2,878)
    Provision for losses on accounts receivable                                152              187              107
    Gain on disposal of other assets                                             -             (305)               -
    Net change in assets and liabilities:
       Accounts receivable                                                     285             (793)            (887)
       Inventories                                                          (4,936)          (1,546)            (345)
       Prepaid expenses and other current assets                              (758)             643             (948)
       Accounts payable                                                      1,402              414              587
       Accrued expenses and other current liabilities                        3,638             (623)            (762)
       Other, net                                                              452            1,453            2,505
                                                                          --------         --------         --------

    Net cash provided by operating activities                                3,494            1,363              734
                                                                          --------         --------         --------

Cash flows from investing activities:
   Acquisitions, net                                                       (10,656)         (12,151)               -
   Capital expenditures                                                     (1,138)            (970)          (1,020)
   Proceeds from sale of other assets                                            -              487                -
                                                                          --------         --------         --------
   Net cash used for investing activities                                  (11,794)         (12,634)          (1,020)
                                                                          --------         --------         --------

Cash flows from financing activities:
   Net borrowings (repayment) of revolving credit
    agreement                                                                7,080           12,115          (10,811)
   Proceeds from issuance of long-term debt                                 (5,193)          (2,111)          (1,492)
   Debt issuance costs                                                       8,000                -           15,000
                                                                            (1,215)               -           (1,035)
                                                                          --------         --------         --------
   Net cash provided by (used for) financing
     activities

                                                                             8,672           10,004            1,662
                                                                          --------         --------         --------

Effect of exchange rate changes on cash                                        (19)              28             (17)
                                                                          --------         --------         --------

Net change in cash and cash equivalents                                        353           (1,239)           1,359
Cash and cash equivalents at beginning of period                               415            1,654              295
                                                                          --------         --------         --------
Cash and cash equivalents at end of period                                $    768         $    415         $  1,654
                                                                          ========         ========         ========



The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of cash flow information:


                                                                                          Year ended July 31,
                                                                               ---------------------------------------
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

In Connection with the consent by the holders of the $12,000 principal amount of subordinated debentures to the acquisition of National Acme and to the refinancing of the Company's senior credit facility and to the refinancing of $4,000 principal amount of such subordinated debentures, the Company issued stock purchase warrants valued at $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures (see Notes 8 and 10).

During fiscal 1994, the Company issued subordinated debentures with detachable stock purchase warrants. The fair market value of the warrants aggregated $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures (see Notes 8 and 10).

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

DEVLIEG-BULLARD, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                            Common
                                            Shares            Additional
                                        Issued and     Common    Paid-in
                                       Outstanding      Stock    Capital
                                       -----------      -----    -------
Year ended
July 31, 1996, 1995 & 1994
------------------------------------------------------------------------
Balance, July 31, 1993                      12,250   $    123   $ 30,549

Net Income                                      --         --         --
Issuance of stock purchase warrants             --         --      1,750
Tax benefit realized related to Excess
  purchase price of Services Group              --         --         --
Foreign currency translation adjustment         --         --         --
                                          --------   --------   --------
Balance, July 31, 1994                      12,250        123     32,299

Net Income                                      --         --         --

Tax benefit realized related to Excess
  purchase price of Services Group              --         --         --

Foreign currency translation adjustment         --         --         --
                                          --------   --------   --------
Balance, July 31, 1995                      12,250        123     32,299

Net Income                                      --         --         --
Issuance of stock purchase warrants             --         --      1,750
Foreign currency translation adjustment         --         --         --
                                          --------   --------   --------
Balance, July 31, 1996                      12,250   $    123   $ 34,049
                                          ========   ========   ========


                                                         Retained
                                            Excess       Earnings    Cumulative
                                          Purchase   (Accumulated   Translation
                                             Price        Deficit)   Adjustment       Total
                                             -----        -------    ----------       -----
Year ended
July 31, 1996, 1995 & 1994
-------------------------------------------------------------------------------------------
Balance, July 31, 1993                    $(20,766)      $  1,691      $   (168)   $ 11,429

Net Income                                      --          1,579            --       1,579
Issuance of stock purchase warrants             --             --            --       1,750
Tax benefit realized related to Excess
  purchase price of Services Group           2,635             --            --       2,635
Foreign currency translation adjustment         --             --           (17)        (17)
                                          --------       --------      --------    --------
Balance, July 31, 1994                     (18,131)         3,270          (185)     17,376

Net Income                                      --          1,393            --       1,393
Tax benefit realized related to Excess
  purchase price of Services Group           1,773             --            --       1,773

Foreign currency translation adjustment         --             --            28          28
                                          --------       --------      --------    --------
Balance, July 31, 1995                     (16,358)         4,663          (157)     20,570

Net Income                                      --           (717)           --        (717)
Issuance of stock purchase warrants             --             --            --       1,750
Foreign currency translation adjustment         --             --           (19)        (19)
                                          --------       --------      --------    --------
Balance, July 31, 1996                    $(16,358)      $  3,946      $   (176)   $ 21,584
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

REVENUE RECOGNITION
Revenue recognized on long-term contracts is based on the percentage-of-completion method based on costs incurred as a percentage of estimated total costs of individual contracts. Anticipated losses are recognized when they become known. Estimated costs to complete are reviewed monthly and revisions in estimated profits are made, if necessary. Deferred revenue from noncompetition agreements is recognized over the contractual period of the agreement, generally five years. All other revenue is recognized when earned.

INCOME TAXES
The Company uses Financial Accounting Standards Board Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities.

A portion of the assets and liabilities acquired by the Company in 1990 from a related party was recorded at the predecessor entity's net book value for financial reporting purposes. The difference between the fair value and the predecessor's book value at the purchase date of $23,500 was recorded in the account "Excess purchase price over net assets from the Services Group acquisition." The tax benefit of the amortization of this difference is recorded upon realization as an increase to stockholders' equity by reducing the account "Excess purchase price over net assets from the Services Group acquisition." The remaining balance in this account at July 31, 1996 was $16,358.

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

The Acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the estimated fair market value of net assets acquired based on information available at this time. Such amounts may change as additional information becomes available. The aggregate of the assets acquired were $49,082, which was allocated based on the fair values at the time of acquisition. The excess of purchase price over net assets acquired of $4,831 has been allocated to goodwill and $10,695 to engineering drawings. These amounts will be amortized on a straight-line basis over thirty years. The noncompete agreement of $1,400 will be amortized on the straight-line basis over ten years. Liabilities of $38,781 were assumed in connection with the Acquisition, primarily for postretirement medical benefits ($20,559) and pension benefits ($10,926). The results of operations of National Acme have been included in the Company's balance sheet starting with the second quarter of fiscal 1996.

The following pro forma information has been prepared assuming the acquisition of National Acme had occurred on August 1, 1995 and 1994, respectively.

Pro forma results of operations:
(unaudited - in thousands, except per share data)              Year ended July 31,
                                                       -------------------------------
                                                         1996                   1995
                                                         ----                   ----
Net sales                                              $121,798               $114,869
                                                       ========               ========
Net income                                             $   (598)              $  1,290
                                                       ========               ========
Net income per common share                            $  (0.05)               $   0.09
                                                       ========               ========
Average shares outstanding                               12,250                 13,953
                                                       ========               ========


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

The aggregate of the assets acquired in connection with the fiscal 1995 acquisitions were $14,476; liabilities assumed of $1,048; and debt issued of $1,277. The Company borrowed funds from its revolving credit agreement to finance these acquisitions.

The following unaudited pro forma financial information has been prepared assuming the acquisitions of Cushman, Ed Smith and Mideastern had occurred as of August 1, 1994 and 1993, respectively.

Pro forma results of operations:
(unaudited - in thousands, except per share data)                              Year ended July 31,
                                                                          ---------------------------
                                                                             1995                1994
                                                                             ----                ----
    Net sales                                                             $81,346             $72,985
                                                                          =======             =======
    Net income                                                            $ 1,848             $ 2,138
                                                                          =======             =======
    Net income per common share                                           $  .014             $  0.17
                                                                          =======             =======
    Average shares outstanding                                            $13,264              12,475
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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

                                                                                    July 31,
                                                                          --------------------------
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

NOTE 4 - INVENTORIES

Net inventories consisted of:

                                                                                    July 31,
                                                                         ----------------------------
                                                                            1996                 1995
                                                                            ----                 ----
Raw materials                                                             $ 1,451             $   781
Work-in-process                                                            13,650               5,303
Finished goods                                                             26,970              16,337
                                                                          -------             -------
                                                                          $42,071             $22,421
                                                                          =======             =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,922 and $6,105 at July 31, 1996 and 1995, respectively. Inventories valued using LIFO were $15,970 at July 31, 1996. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at July 31, 1996.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                                    July 31,
                                                                         ----------------------------
                                                                             1996                1995
                                                                             ----                ----
Real property                                                            $  5,765            $  2,382
Machinery and equipment                                                    14,140               9,928
Capitalized leased assets                                                   2,010               1,539
Furniture and fixtures                                                      4,134               3,278
                                                                         --------            --------
                                                                           26,049              17,127
Less: allowance for accumulated depreciation                              (12,743)            (10,251)
                                                                         --------            --------
                                                                         $ 13,306            $  6,876
                                                                         ========            ========

Depreciation expense, including amortization of leased assets, totaled $2,512, $1,966 and $1,584 for fiscal years 1996, 1995 and 1994, respectively. Capitalized leased assets are comprised of computer hardware, software and related installation costs.

NOTE 6 - OTHER ASSETS

Other assets consisted of:                                                          July 31,
                                                                          ---------------------------
                                                                            1996                1995
                                                                            ----                ----
Engineering drawings                                                      $22,611             $12,021
Less: accumulated amortization                                             (4,245)             (3,612)
                                                                          -------             -------
                                                                          $18,366             $ 8,409
                                                                          =======             =======

Goodwill                                                                  $12,258             $ 7,295
Less: accumulated amortization                                               (786)               (237)
                                                                          -------             -------
                                                                          $11,472             $ 7,058
                                                                          =======             =======
Other assets:
Deferred taxes, net of valuation allowance
    (Note 12)                                                             $11,024             $ 5,059
Deferred financing costs                                                    2,745               1,515
Investments carried at equity                                                 137                 137
Pension asset                                                                  40                 432
Other                                                                       3,389               1,535
                                                                          -------             -------
                                                                           17,335               8,678
Less:  accumulated amortization                                            (2,185)             (1,110)
                                                                          -------             -------
    Total other assets                                                    $15,150             $ 7,568
                                                                          =======             =======

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

NOTE 8 - LONG-TERM DEBT

                                                                                    July 31,
                                                                          ---------------------------
                                                                             1996                1995
                                                                             ----                ----

Term Loans                                                                $ 7,063             $ 2,500
Subordinated Debentures, net of discount                                    9,141              10,465
Note payable                                                                    -               1,083
Promissory note                                                               320                 427
Capital lease obligations                                                     818                 713
Other                                                                         765                 600
                                                                          -------             -------
                                                                           18,107              15,788
Less:  current maturities                                                  (2,932)             (2,149)
                                                                          -------             -------
                                                                          $15,175             $13,639
                                                                          =======             =======


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

Scheduled debt maturities for the next five fiscal years in the aggregate are as follows:


                                                                           Amount
                                                                           ------
                   1997                                                    $2,932
                   1998                                                     2,553
                   1999                                                     5,263
                   2000                                                     2,100
                   2001                                                     8,192

The Company is in compliance with all debt covenants under the senior credit facility and long-term debt agreements.

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

The number of shares of the Company's Common Stock which the holders of the Class C Warrants have the right to acquire may be reduced based on the Company attaining earnings levels, as defined in the Investment Agreement, as amended. The Company recorded 200 warrants as likely to be issued at this time. The additional Class A and Class C Warrants have an aggregate fair market value of $1,750. Such amount increased Additional paid-in capital and is recorded as a discount to the Subordinated Debentures. This discount will be amortized as interest expense over the life of the Subordinated Debt.

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

Pension expense is as follows:

                                                                                         Year ended July 31,
                                                                          -----------------------------------------------
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
                                                                          =======               =====             =======


The funded status of plans in which plan assets at fair market value exceed the projected benefit obligation is presented below:

                                                                                     July 31,
                                                                          ---------------------------
                                                                             1996                1995
                                                                             ----                ----
Plan assets at fair market value                                          $ 6,526              $5,572
Projected benefit obligation                                                4,564               4,481
                                                                          -------              ------
Excess fair value of assets over projected
benefit obligation                                                          1,962               1,091
Unrecognized net gain                                                      (1,638)               (822)
                                                                          -------              ------
Accrued pension asset                                                     $   324              $  269
                                                                          =======              ======

The projected benefit obligations at July 31, 1996, and 1995 include accumulated benefit obligations of $4,564 and $4,481 and vested benefit obligations of $4,476 and $4,386, respectively.

The funded status of plans in which the projected benefit obligation exceeds plan assets at fair market value is presented below:

                                                                                    July 31,
                                                                         ----------------------------
                                                                           1996                1995
                                                                           ----                ----
Plan assets at fair market value                                         $ 34,266             $ 6,264
Projected benefit obligation                                               44,879               7,553
                                                                         --------             -------
Excess projected benefit obligation over
    fair value of assets                                                  (10,613)             (1,289)
Unrecognized transition obligation                                            219                 256
Unrecognized net gain                                                      (2,994)               (620)
Unrecognized prior service cost and other                                     841                 911
Contribution after measurement date                                           126                  33
Additional liability required                                                 (87)               (547)
                                                                         --------             -------
Accrued pension liability                                                $(12,508)            $(1,256)
                                                                         ========             =======

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

Postretirement benefit cost includes the following components:

                                                                                     Year ended July 31,
                                                                           ------------------------------------
                                                                             1996           1995           1994
                                                                            ----           ----           ----
Service cost                                                               $  129           $ 71           $ 38
Interest on projected benefit obligation                                     1203            460            222
Amortization of actuarial losses                                                3             26              -
                                                                           ------           ----           ----
Net periodic postretirement benefit cost                                   $1,335           $557           $260
                                                                           ======           ====           ====

The Company has not funded any portion of its postretirement benefit obligations.

The following table sets forth the funded status of the plans and the amount recognized in the accompanying balance sheets:

                                                                                     July 31,
                                                                          ---------------------------
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

The (benefit) provision for income taxes on income (loss) is summarized below:

                                                                                Year ended July 31,
                                                                 --------------------------------------------
                                                                  1996                1995               1994
                                                                  ----                ----               ----
Current tax expense
    Federal                                                      $ 132             $    31            $   151
    State and local                                                170                 120                  -
                                                                 -----             -------            -------
    Total current                                                  302                 151                151
                                                                 -----             -------            -------
Deferred tax expense (benefit)
    Federal                                                       (301)             (1,120)            (1,031)
    State and local                                                (53)               (197)              (182)
                                                                 -----             -------            -------
    Total deferred                                                (354)             (1,317)            (1,213)
                                                                 -----             -------            -------
Release of valuation allowance:
    Charged to Excess of purchase price over net
        assets from the Services Group acquisition                  --               1,773              2,636
    Due to change in circumstances                                  --              (1,189)            (1,666)
                                                                 -----             -------             ------
Total                                                            $ (52)            $  (582)           $   (92)
                                                                 =====             =======            =======


Deferred tax assets (liabilities) are comprised of the following:

                                                                                     July 31,
                                                                          ---------------------------
                                                                             1996                1995
                                                                             ----                ----
Intangible assets                                                         $(1,570)            $(1,678)
Fixed assets                                                               (2,900)               (976)
Inventories                                                                (4,632)                  -
                                                                          -------             -------
Gross deferred tax liabilities                                             (9,102)             (2,654)

Credit carryforwards                                                          354                 474
Noncompetition agreement                                                      240                 425
Inventory reserves                                                          4,038               2,521
Intangible assets                                                           2,954               3,647
Accounts receivable reserves                                                  275                 378
Accrued postretirement benefits                                            10,005               2,009
Accrued pension benefits                                                    4,676                  56
Accrued expenses and other                                                  2,289                 686
                                                                          -------             -------
Gross deferred tax assets                                                  24,831              10,196
Deferred tax assets valuation allowance                                    (4,705)             (2,483)
                                                                          -------             -------
Net deferred taxes                                                        $11,024             $ 5,059
                                                                          =======             =======


The tax benefit resulting from the amortization of excess tax basis (i.e. the excess over recorded book value) of certain intangible assets will reduce the equity account "Excess purchase price over net assets from the Services Group acquisition," which will increase stockholders' equity (see Note 1). The Company has a valuation allowance of $2,483 related to this item because of the uncertainty of realization of this asset.

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

The differences between the U.S. federal statutory tax rate and the Company's effective rate on income from continuing operations are as follows:


                                                                                   Year ended July 31,
                                                                       -----------------------------------------
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
                                                                       -------
                                                                       $18,661

NOTE 15 - COMMITMENTS AND CONTINGENCIES

On August 4, 1993, the Company, certain of its present and former officers and directors and several unrelated third parties were included as defendants in a civil suit filed in the United States District Court for the Northern District of Illinois, Western District. The suit was filed by a committee of unsecured creditors of DeVlieg, Inc., a company in Chapter 11 proceedings in the Bankruptcy Court for the Northern District of Illinois, and debtor-in-possession, DeVlieg, Inc. The litigation sought in excess of $10,000 in damages and alleged violations of state fraudulent conveyance statutes in connection with the acquisition by the Company of certain assets of DeVlieg, Inc., in September 1988 and March 1990. The Company settled this suit for $1,500 during fiscal 1995. This was recorded as a nonrecurring charge in the Statements of Operations. The settlement is effective as to the Company and each of its present and former officers and directors party to the suit.

On March 2, 1992, a purported class action suit was filed in the United States District Court for the District of Connecticut against the Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors. The suit alleged violations of the federal securities laws and state and federal common law in connection with alleged misrepresentations and omissions made by the Company in connection with its initial public offering in March 1990 and in certain reports later issued by the Company. While management continues to believe the allegations were without merit, in March 1996 the Company and all the remaining defendants, collectively, reached a settlement of the suit with representatives of the purported class. Under the terms of the settlement, the defendants collectively would pay a total of approximately $1,500 over approximately five months. The Company has accrued $2,400 in fiscal 1996 for the settlement and related litigation costs. The settlement was approved by the court at a hearing on July 19, 1996. Management believes the settlement to be in the best interest of the Company and its shareholders.

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of approximately $1,300, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. A final determination of the amount of the judgment has not been made at this time. The plaintiff has alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991. The Company had countersued for the remaining balance due under the contract of approximately $280.

The Company believes that the jury's verdict in this case failed to consider material evidence in the case that indicates that the Company was not in breach of the contract; a Notice of Appeal was filed on February 9, 1996. No assurance can be given that such appeal will be successful. Accordingly, the Company made an accrual in the first quarter of fiscal 1996 in the amount of $2,200 for the jury's verdict, plus interest and other costs.

At July 31, 1996, the accrued liability for these cases was $2,309. On April 12, 1996, the Company obtained a new term loan in the amount of $3,000 to assist in the financing of the above litigation costs. The Company does not believe that the expected outcome of these legal proceedings will have any future material adverse impact on the results of operations, liquidity or financial condition of the Company.

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

NOTE 16 - BUSINESS SEGMENTS

The Company's business activities are conducted by four business segments: the Services Group, National Acme, the Tooling Systems Group and the Industrial Group. Financial information for each of these segments is summarized below:

                                                                         Tooling
                                           Services      National        Systems    Industrial
                                              Group          Acme          Group         Group      Corporate         Total
                                              -----          ----          -----         -----      ---------         -----
YEAR ENDED JULY 31, 1996:
Net sales                                   $39,034       $29,570        $20,983       $23,727        $    --      $113,314
Operating income                              3,295         3,135          1,064         1,155         (5,014)        3,635
Operating income without
  nonrecurring items (a)                      5,495         3,135          1,064         1,155         (2,614)        8,235
Identifiable assets                          33,173        50,053         19,942         8,022          8,613       119,803
Capital Expenditures (b)                        395           558             40           441            175         1,609
Depreciation and amortization                 1,615         1,174            963           527            333         4,612

YEAR ENDED JULY 31, 1995:
Net sales                                   $34,716       $    --        $21,246       $22,188        $    --      $ 78,150
Operating income                              4,492            --          1,821           701         (3,609)        3,405
Operating income without
  nonrecurring items (a)                      4,492            --          1,821           701         (2,042)        4,972
Identifiable assets                          33,262            --         19,805         6,222          6,943        66,232
Capital Expenditures (b)                        417            --            140           360             53           970
Depreciation and amortization                 1,427            --            827           536            (69)        2,721

YEAR ENDED JULY 31, 1994:
Net sales                                   $28,063       $    --         16,877        18,679        $    --      $ 63,619
Operating income                              2,474            --          1,633           536         (1,811)        2,832
Identifiable assets                          24,874            --         12,495         6,922          6,972        51,263
Capital Expenditures (b)                        576            --            408           213             76         1,273
Depreciation and amortization                 1,198            --            499           422           (343)        1,776


Notes

(a) Nonrecurring litigation costs of $4,600 in fiscal 1996 were allocated as follows: $2,200 to the Services Group and $2,400 to Corporate. Nonrecurring litigation costs of $1,500 in fiscal 1995 was allocated to Corporate. See Note 15. In fiscal 1995, nonrecurring operating expenses of $372 for unsuccessful acquisition costs and a $305 gain on the sale of land held for disposition were allocated to Corporate.

(b) Capital expenditures include $471, $0, and $253 of leased assets financed by capital lease obligations in fiscal 1996, 1995 and 1994, respectively.


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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

(a) (1) The following financial statements of DeVlieg-Bullard, Inc., are included herein under Item 8 of Part II; Pages 19 to 41.

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

           Statements of Operations
             Years ended July 31, 1996, 1995 and 1994

           Statements of Cash Flows
             Years ended July 31, 1996, 1995 and 1994

           Statements of Changes in Stockholders' Equity
             Years ended July 31, 1996, 1995 and 1994

           Notes to the Company Financial Statements

     (2) The following financial statement schedules of DeVlieg-Bullard, Inc., are included herein on pages S- 1 to S-3:

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

(c)   Exhibits:

Exhibit
Number     Description
------     -----------

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

10.05*     DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors.

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

           (Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended April 30, 1994.)

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

10.17      Stock Purchase Agreement by and between the shareholders of H.B.
           Industries, Inc. and DeVlieg- Bullard, Inc., dated November 30, 1994.
           The Company agrees to furnish supplementally any omitted schedules to the Commission upon request. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October
           31, 1994.)

10.18      Asset Purchase Agreement dated January 23, 1995, by and between
           DeVlieg-Bullard, Inc., Mideastern, Inc., and the shareholders of Mideastern, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted but will be provided supplementally to the Commission upon request.) (Incorporated by reference to the Company's Current Report on Form 8- K dated February
           3, 1995.)

10.19 Earnout Note dated January 23, 1995, in the principal amount of $600,000 issued by DeVlieg- Bullard, Inc., to Mideastern, Inc.
           (Incorporated by reference to the Company's Current Report on Form
           8-K dated February 3, 1995.)

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

10.24      First Amendment to Investment Agreement dated October 23, 1995, among
           Banc One Capital Partners Corporation, PNC Capital Corp., Allied
           Investment Corporation, Allied Investment Corporation II, Allied
           Capital Corporation II, Charles E. Bradley, Sr., John G. Poole and
           DeVlieg- Bullard, Inc. (Incorporated by reference to the Company's
           Form 8-K dated November 7, 1995.)

10.25      Debenture in the original principal amount of $2,500,000 issued
           October 23, 1995, by DeVlieg- Bullard, Inc., to Charles E. Bradley,
           Sr. (Incorporated by reference to the Company's Form 8-K dated
           November 7, 1995.)

10.26      Debenture in the original principal amount of $1,500,000 issued
           October 23, 1995, by DeVlieg- Bullard, Inc., to John G. Poole.
           (Incorporated by reference to the Company's Form 8-K dated November
           7, 1995.)

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

                                                                Number of Shares
           Holder                                             Subject to Warrant
           ------                                            -------------------
           John G. Poole                                                  31,250
           Charles E. Bradley, Sr.                                       104,166
           John G. Poole                                                  62,500
           Banc One Capital Partners Corporation                         166,667
           PNC Capital Corp.                                             166,667
           Allied Capital Corporation II                                  21,250
           Allied Investment Corporation II                               81,250
           Allied Investment Corporation                                 147,501
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

10.31      First Amendment to Registration Rights Agreement dated October 23,
           1995, among Allied Investment Corporation, Allied Investment
           Corporation II, Allied Capital Corporation II, Banc One Capital
           Partners Corporation, PNC Capital Corp., Charles E. Bradley, Sr.,
           John G. Poole and DeVlieg- Bullard, Inc. (Incorporated by reference to the Company's Form 8-K dated November 7, 1995.)

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

10.34*     Second Amendment to the DeVlieg-Bullard, Inc. 1989 Employee Stock
           Option Plan.

11*        Computation of Earnings per Share

23*        Consent of Price Waterhouse LLP

-----------

* Previously filed.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 1997.

DEVLIEG-BULLARD, INC.
(REGISTRANT)

By:  /s/ Lawrence M. Murray
     ------------------------------------------
     Lawrence M. Murray
     Vice President and Chief Financial Officer
     (Chief Accounting Officer)

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

/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 4, 1996

                              DeVlieg-Bullard, Inc.
                Schedule VIII - Valuation and Qualifying Accounts
                                 (in thousands)


                                                        Additions       Additions
                                      Balance at       Charged to      Charged to                         Balance at
                                  August 1, 1993          Expense           Other       Deductions     July 31, 1994
                                  --------------          -------           -----       ----------     -------------
Accounts Receivable                       $  969          $   107            $361        $  (276)(2)          $  836
Inventories                                6,690           (1,556)(3)           -            (99)(4)           5,035
Deferred Tax Assets                        9,746                -               -         (4,301)              5,445

                                                        Additions       Additions
                                      Balance at       Charged to      Charged to                         Balance at
                                  August 1, 1994          Expense           Other       Deductions     July 31, 1995
                                  --------------          -------           -----       ----------     -------------
Accounts Receivable                       $  836            $ 187          $  189(5)     $  (290)(2)          $  922
Inventories                                5,035             (205)(3)       1,296(5)         (21)(4)           6,105
Deferred Tax Assets                        5,445                -               -         (2,962)              2,483

                                                        Additions       Additions
                                      Balance at       Charged to      Charged to                         Balance at
                                  August 1, 1995          Expense           Other       Deductions     July 31, 1996
                                  --------------          -------           -----       ----------     -------------
Accounts Receivable                       $  922          $    61          $  178(5)     $  (487)            $   674
Inventories                                6,105              (68)(3)       4,942(5)         (57)             10,922
Deferred Tax Assets                        2,483                -           2,222(5)           -               4,705
Litigation Reserve                            38            4,600(6)            -         (2,329)              2,309



(1)   Recoveries of amounts previously written off.

(2)   Write-off amounts deemed uncollectible.

(3)   Provision for obsolescence, net of inventory sold.

(4)   Scrapped inventory.

(5) Includes reserves of companies acquired (see Note 2 of Notes to the Company Financial Statements).

(6) See Note 15 of Notes to the Company Financial Statements for a description of litigation expenses.