Form 10-K
period 1997-07-31
DEVLIEG BULLARD INC
filed 1997-10-24
CIK 858710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                           OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1997
                         Commission file number: 0-18198

                              DeVlieg-Bullard, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                  62-1270573
        (State of incorporation)                    (I.R.S. employer
                                                     identification no.)

                 One Gorham Island, Westport, Connecticut 06880
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code: 203-221-8201
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [ ]

At July 31, 1997, the aggregate market value of the voting stock held by nonaffiliates was approximately $28,953,000. The market value calculation was determined using the closing price of registrant's common stock on August 31, 1997, as reported on the NASDAQ National Market System, and assumes all shares beneficially owned by executive officers and members of the Board of Directors of the registrant are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

DeVlieg-Bullard, Inc., had 12,275,400 shares of common stock outstanding at August 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE





                                        Documents from which portions are
Part of Form 10-K                           incorporated by reference
-----------------                       ----------------------------------

      III                               Proxy Statement relating to
                                        the Company's Annual
                                        Meeting of Stockholders on
                                        December 10, 1997

                                     PART I

Item 1. Business

GENERAL

DeVlieg-Bullard, Inc. (the "Company") is a diversified industrial concern specializing in manufacturing, servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools. Considered together, these businesses provide a diversified line of original equipment and aftermarket machine tool services and products ranging from highly automated machine tools to replacement parts. In addition, the Company produces high quality stationary power tools for use in the woodworking and metalworking industries.

The Company, headquartered in Westport, Connecticut, conducts its business through the Machine Tool Group, Tooling Systems Group and Industrial Group in facilities located in California, Connecticut, Illinois, Michigan, Ohio, Pennsylvania, Tennessee, China, the United Kingdom and Germany.

The Company has combined the businesses previously operated as its Services Group and the operations of National Acme (acquired during fiscal 1996) into the Machine Tool Group due to the similarities in their businesses. For financial information on the Company's business segments, see Note 16 of Notes to the Company Financial Statements.

The Machine Tool Group manufactures original equipment multiple spindle automatic bar and chucking machines, tooling and attachments under the trade names of Acme-Gridley and New Britain Machine. In addition, The National Acme Trading Company brokers used Acme-Gridley and New Britain equipment. The Machine Tool Group also provides repair and replacement parts, field service, rebuild, retrofit and remanufacturing services predominantly for the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, National Acme, New Britain Machine, Rockford and White-Sundstrand brand machine tools. The Machine Tool Group conducts its operations at facilities located in Huntington Beach, California; Rockford, Illinois; Madison Heights, Michigan; Cleveland and Twinsburg, Ohio; and Abbottstown, Pennsylvania.

The Tooling Systems Group ("Tooling Systems") manufactures precision tool holding devices, machine tool spindles, boring tools, workholding chucks and electronic tool management systems used in manual and computer numerically controlled ("CNC") machine tools. These products are marketed under the Universal Engineering, DeVlieg-Microbore, Cushman Industries and Microset trade names primarily to the automotive, original equipment manufacturers, aerospace, construction and farm equipment industries, along with general manufacturing and job shops. Tooling Systems conducts its operations at facilities in Frankenmuth and Gladwin, Michigan; Lutterworth, England; and through a 50% owned joint venture in Bielefeld, Germany.

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

Machine Tool Group

As a primary provider of aftermarket services for its large installed base of machine tools, the Company believes it has a strong competitive position in providing replacement parts, field repair and remanufacturing services for its brand names. However, the installed base of these machine tools, with the exception of Acme- Gridley and New Britain Machine, is expected to decrease gradually over time as older machine tools historically serviced by the Company are retired from service. The Machine Tool Group's business strategy includes expanding to other machine tool brands, by acquiring other machine tool companies and by introducing engineered productivity improvements which prolong the life of installed base equipment. In addition, the Machine Tool Group is placing increased emphasis on international markets and reducing the costs of its product offerings.

On January 17, 1997, the Company purchased all of the assets of Mattison Technologies, Inc., a Rockford, Illinois-based machine tool company. The Mattison business adds to the Company's existing parts business. See Note 2 of Notes to the Company Financial Statements.

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

On January 23, 1995, the Company acquired substantially all of the assets of Mideastern, Inc. which has been an important provider of field and remanufacturing services and aftermarket replacement parts for New Britain Machine automatic screw machines since it was founded in 1986. The acquisition of Mideastern, Inc. strengthens the Machine Tool Group's New Britain Machine parts remanufacturing capability and adds field service expertise to the services provided to the New Britain Machine customer base. See Note 2 of Notes to the Company Financial Statements.

On November 30, 1994, the Company acquired H.B. Industries, Inc. which conducts its business as Ed Smith Machinery Sales. The acquisition complements the Company's existing line of Bullard products, parts and services and strengthens the Machine Tool Group's position in the automotive market. See Note 2 of Notes to the Company Financial Statements.

Tooling Systems Group

The primary strategy for the Tooling Systems Group is to expand its product lines through continued emphasis on the acquisition of additional tooling and cutting tool companies. Metalworking software development companies will also be added to the list of acquisition candidates. Sales of Tooling Systems' core products will be driven by providing superior customer service, including product quality, delivery and application engineering, with intense focus on higher margin "specials." Recent new product introductions have centered on applications used in high speed machining processes, currently the fastest growing application base in the metalworking industry.

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

OPERATING GROUPS

Machine Tool Group

The Machine Tool Group manufactures new machines and provides repair and replacement parts, field service, rebuild, retrofit and remanufacturing services through its Machines, Parts and Remanufacturing Operations and brokers used machines through its National Acme Trading Company.

Machines. The Machine Tool Group manufactures high quality, original equipment multiple spindle automatic bar and chucking machines. These machines are sold through direct customer contact and through distributors world-wide under the Acme-Gridley, National Acme and New Britain Machine trade names. The selling prices for machines range from $100,000 to over $1.0 million. All machines are covered by a one-year warranty.

Parts Operation. The Parts Operation provides aftermarket services, consisting of repair and replacement parts, and engineered productivity kits and field service, predominantly for the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, National Acme, New Britain Machine, Rockford and White-Sundstrand brand machine tools.

Parts are sold primarily through direct customer contact and the Parts Operation employs a technically-oriented customer service group and technical support personnel. Because of the age, variety and technical complexity of the machine tool population, identification of replacement parts or repair solutions requires technically qualified employees who are familiar with the products served. Products are marketed to over 5,000 active customers, consisting of aerospace and defense contractors, automotive and transportation equipment manufacturers, farm equipment builders, plumbing supply companies, bearings manufacturers, manufacturers of industrial equipment and precision tool and die shops located throughout the United States and overseas. Approximately 60,000 parts are stocked for "off the shelf" shipment to customers. Approximately 250,000 total parts are available through the Parts Operation to service the estimated 28,000 machines included in the Company's installed base.

The Parts Operation's warranty policy covers all of its aftermarket products and services and generally provides a 90-day warranty on defects in materials and a 30-day warranty on defects in workmanship for replacement parts.

Remanufacturing Operation. The Remanufacturing Operation provides rebuild, retrofit and remanufacturing services for numerous brands of machine tools, including DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, National Acme, New Britain Machine, Rockford and White-Sundstrand brands. The remanufacture of a machine tool, typically consisting of replacing worn parts and components, realigning the machine, and adding updated CNC capability and electrical and mechanical enhancements, generally takes two to six months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine costing approximately 50% of the cost of a replacement machine.

The Remanufacturing Operation employs approximately 80 persons, including field service engineers. The technical complexity and variety of product enhancements that relate to rebuilding, retrofitting and remanufacturing machine tools require highly skilled sales, engineering and assembly personnel. The Remanufacturing Operation's services are sold through direct sales personnel, numerous nonexclusive distributors located throughout the United States and direct customer inquiries.

The Remanufacturing Operation's warranty policy covers all newly manufactured and remanufactured products and generally provides a one-year parts and labor warranty.

National Acme Trading Company. Used machines are sold through telemarketing and direct mail. Popular machine sizes are stocked. Technicians provide selective repairs or rebuilds as required, although machines are also sold "as is." Depending on the work performed on the machines, limited warranties are available.

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

Boring Tools. Through its Microbore product line, Tooling Systems provides a broad line of standard and custom designed adjustable cartridge-type boring tools used to cut, drill or bore metal and other parts. The Microbore product line of boring tools provides rigidity and allows for rapid dimensional changes while maintaining precise tolerance levels. The selling prices for boring tools range from $125 to $10,000.

Electronic Tool Management Systems. Tooling Systems also supplies electronic tool management systems, consisting of optical preset machines, which utilize photosensitive reading heads to determine the length and diameter of the tool boring set. Employing custom designed software packages, these machines preset tolerances and provide a range of data for tooling away from the machining center, thereby assuring fast, accurate set-up and changeovers on CNC machining centers. The selling prices for these products are from $15,000 and up.

Work Holding Systems. Through its Cushman product line, Tooling Systems supplies Cushman chucks and work holding products to assist customers with holding parts and tools. Chucks and work holding products range from manual and power chucks, super spacers, jaws, as well as special designs and rebuild services. The selling prices of chucks range from $500 to $50,000.

Products offered by Tooling Systems are sold to users of precision metal cutting machine tools, including the automotive, aerospace, defense, construction and equipment manufacturing industries. The automotive industry is Tooling Systems' largest customer source, representing approximately 45% of Tooling Systems' net sales in fiscal 1997. Tooling Systems provides its customers with a range of catalog products as well as special engineered products. In this regard, Tooling Systems employs six engineers to work directly with customer design engineers and purchasing agents to provide solutions for unique tooling applications.

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

During fiscal 1997, approximately 90% of the products comprising the industrial line were designed and manufactured by Powermatic. The remaining industrial products are manufactured to Powermatic's specifications by firms located in Taiwan, Italy and the United States. The Company believes there are alternative sources of supply for its industrial line products. The selling prices for Powermatic's industrial line products range from $500 to $20,000.

Artisan Product Line. The Artisan product line was introduced in February 1989 with five high quality, stationary woodworking power tools primarily for the light industrial market and the home hobbyist. Today, the Artisan product line consists of 14 different woodworking products. These products are manufactured by Taiwanese suppliers to Powermatic's specifications. The Company believes there are alternative sources of supply for its Artisan product line. The selling prices for Powermatic's Artisan line products range from $100 to $1,200.

Powermatic's Industrial and Artisan product lines are sold through approximately 600 nonexclusive distributors located throughout the United States. Powermatic's district sales managers are paid a salary plus commission and its manufacturing representatives are paid on a commission-only basis.

Powermatic's warranty policy covers all of its manufactured products and generally provides a warranty on parts and labor of one year or 2,000 hours of use, whichever occurs first.

SEASONALITY

The Company's business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in the second fiscal quarter due to plant closings during the holidays and in the summer months due to customer shutdowns, vacations and less activity from the home hobbyist.

COMPETITION

Machine Tool Group

National Acme, acquired in fiscal 1996, invented the multiple spindle automatic bar and chucking machines in 1896. Since that time, National Acme has sold more multiple spindle automatics in the United States than any other company. The market is competitive, with competition coming from a number of companies both domestically and internationally. The Company believes National Acme's competitive advantages are based on the durability of its machines, the large installed base of machines and its technical expertise. To complement its durability, National Acme has developed a new high precision design with a unique carrier holding feature, which allows customers to produce parts with substantially increased accuracy at faster speeds.

The market for aftermarket products and services for the machine tools serviced by the Company is competitive, with competition from numerous independent parts, service and rebuild suppliers with various sales and resource levels. Management believes the Company has a competitive advantage with respect to the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, National Acme, New Britain Machine, Rockford and White-Sundstrand brand machine tools because the Company owns an estimated 400,000 drawings and other documents and customer lists related to such machine tools, and employs skilled personnel who have been trained for and have experience with these products. As a result, management believes the Machine Tool Group has a distinct advantage with respect to providing services for these brands of machine tools.

Principal competitive factors for the Machine Tool Group's products and services are proprietary technology, customer service and technical support, delivery and price.

Tooling Systems Group

The market for Tooling Systems' product lines is highly competitive. There are a number of companies that manufacture precision tool holding devices and other products within Tooling Systems' product lines that have greater sales and financial resources than the Company. However, management believes that Tooling Systems is one of the largest domestic manufacturers whose primary focus is on the design and manufacture of precision tool holding, boring, electronic tool management systems and work holding products. Principal competitive factors for precision tooling products are product quality, delivery, service and price.

Industrial Group

The market for Powermatic products is also highly competitive, with substantial competition from both domestic and foreign manufacturers, many of which have significantly greater sales and financial resources than the Company. Principal competitive factors for Powermatic's product lines include product quality, delivery, service and price.

PATENTS AND TRADEMARKS

The Company possesses rights to over 200 domestic and foreign patents and trademarks relating to its businesses. While the Company considers its patents and trademarks important in the operation of its business, its business is not dependent on any single patent or trademark or group of patents or trademarks. The Company considers the following trademarks to be important to its business:
Acme-Gridley(R), American Tool(R), Artisan(R), Belsaw(R), Brown & Sharpe(R), Bullard(R), Cushman(R), DeVlieg(R), Futurmill(R), Microbore(R), New Britain Machine(R), Powermatic(R), Universal Engineering(R) and White-Sundstrand(R). The Company licenses the White- Sundstrand(R) trademark from Sundstrand Corporation under an agreement which will expire in 2008. The Company sublicenses the Belsaw(R) trademark from C.B. Tool & Supply, Inc. under an agreement which will expire in 2001. The Company licenses the Brown & Sharpe(R) trademark from Brown & Sharpe Manufacturing Company under an agreement which expires in 1998. The DeVlieg(R) and Microbore(R) trademarks are licensed from D.V. Associates, L.P. pursuant to a license agreement, and the Company's rights thereto are subject to its payment of certain license fees. The Company holds an option to purchase such trademarks from D.V. Associates, L.P.

EMPLOYEES

As of July 31, 1997, the Company had approximately 880 employees, approximately 510 of whom were hourly employees and 370 of whom were salaried employees. Approximately 110 hourly employees at the Tooling Systems Group in Frankenmuth, Michigan are covered by a collective bargaining agreement expiring in May 2000. Approximately 130 hourly employees at the Powermatic Division in McMinnville, Tennessee are covered by a collective bargaining agreement expiring in July 1998. Approximately 195 employees at the

Machine Tool Group's Cleveland, Ohio location are covered by a collective bargaining agreement expiring in October 1997.

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

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers of the Company:


         Name               Age              Position with Company
         ----               ---              ---------------------
William O. Thomas           56        President, Chief Executive Officer and
                                      Director

Lawrence M. Murray          55        Vice President, Chief Financial Officer
                                      and Secretary

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

Lawrence M. Murray was elected as Vice President and Chief Financial Officer of the Company effective June 15, 1992, and has served in these capacities since then. He has served as Secretary of the Company from June 13, 1996 to present. From December 15, 1993 to June 13, 1996, he served as Assistant Secretary. From 1985 until 1992, Mr. Murray served as Vice President and Chief Financial Officer of Sanitas, Inc. He is currently a Director of Sanitas, Inc. Mr. Murray received his B.S. and M.B.A. degrees from Indiana University.

Item 2. Properties

The Company, headquartered in Westport, Connecticut, conducts its operations at facilities located in California, Connecticut, Illinois, Michigan, Ohio, Pennsylvania, Tennessee, China, the United Kingdom and Germany (50% owned joint venture). The Company currently operates one shift a day, five days a week with workforce and workweek adjustments made as required. Management believes that the Company's facilities are in good condition and provide adequate capacity to meet the Company's needs for the foreseeable future. The following table sets forth certain information relating to the Company's principal facilities:


                                   Approx.                                        Owned/Leased
                                Floor Area                                        (Expiration
Location                        in Sq. Ft.             Principal Uses             Date if Leased)
--------                        ----------             --------------             ---------------
DeVlieg-Bullard, Inc.:
  Westport, CT                       5,300      Corporate Headquarters            Leased (2002)

  Beijing, China                       500      Sales office                      Leased (1998)

Machine Tool Group:
  Parts:
    Rockford, IL                    90,000      Administrative offices;           Leased (1999)
                                                warehousing of repair parts

    Madison Heights, MI             17,000      Warehousing of repair parts       Leased (1999)

  Remanufacturing:
    Twinsburg, OH                   50,000      Remanufacturing                   Leased (2002)

    Abbottstown, PA                 13,000      Administrative offices;           Owned
                                                Remanufacturing; field service
                                                support and sales

    Huntington Beach, CA             7,400      Field service support and sales   Leased (1998)

  Machines:
    Cleveland, OH                  559,700      Administrative offices and        Owned
                                                manufacturing
Tooling Systems Group:
  Frankenmuth, MI                  100,000      Administrative offices; design    Leased (2006)
                                                and manufacture of tooling
                                                products

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

  McMinnville, TN                   59,800      Foundry; administrative offices;  Leased (2006)
                                                and production

Item 3. Legal Proceedings

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of approximately $1.3 million, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. The plaintiff alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991. The Company made an accrual in fiscal 1996 in the amount of $2.2 million for the jury's verdict, plus interest and other costs. Following the filing of a Notice of Appeal in the third quarter of fiscal 1996, the Company settled this suit for $1.5 million in the second quarter of fiscal 1997.

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


                                                    High             Low
                                                    ----             ---
For Fiscal Year 1997
--------------------
Quarter ended:                July 31              $3.81           $2.81
                              April 30              3.56            2.81
                              January 31            3.69            2.06
                              October 31            2.50            2.19
For Fiscal Year 1996
Quarter ended:                July 31              $2.88           $2.25
                              April 30              2.75            2.00
                              January 31            2.69            1.88
                              October 31            3.13            1.69

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

The Company had 129 holders of record (not including individual participants in securities position listings) of its common stock as of August 31, 1997, representing approximately 1,100 individual participants.

The transfer agent and registrar for the common stock is The First National Bank of Boston.

Item 6. Selected Financial Data

The following selected historical data presented for each of the five years in the period ended July 31, 1997, and as of the end of each of the five years in the period ended July 31, 1997, are derived from the Company Financial Statements. The following data should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data."

                                                                                    DeVlieg-Bullard, Inc. (a)
                                                                              (in thousands, except per share data)
                                                            1997(b)         1996(c)          1995(d)         1994            1993(e)
                                                            -------         -------          -------         ----            -------
Results of Operations (a):
Net sales                                                 $ 130,611       $ 113,314        $  78,150       $  63,619       $  58,604
Gross profit                                                 34,988          31,459           22,155          18,079          18,111
Nonrecurring charges                                           --             4,600            1,500            --              --
Operating income from continuing
  operations before interest and taxes                       11,763           3,635            3,405           2,832           2,821
Net income (loss) from
  continuing operations                                       3,898            (717)           1,393           1,579           1,652
Net income (loss)                                             3,898            (717)           1,393           1,579           7,490
Income (loss) per common share:
  Continuing operations                                   $    0.26       $   (0.06)       $    0.11       $    0.13       $    0.13
  Net income (loss)                                            0.26           (0.06)            0.11            0.13            0.61
Weighted average common shares and
  equivalents outstanding                                    15,178          12,250           13,257          12,436          12,250

Assets and Capital:
Total current assets                                      $  66,149       $  61,509        $  36,321       $  33,462       $  30,030
Property, plant and equipment                                12,657          13,306            6,876           6,340           6,637
Total assets                                                121,444         119,803           66,232          51,263          45,056
Revolving credit agreement                                   22,525          19,195           12,115            --            10,811
Total current liabilities                                    47,876          48,515           25,490          12,474          23,305
Long-term debt                                               14,179          15,175           13,639          14,577           2,949
Total liabilities                                            95,731          98,219           45,662          33,887          33,627
Stockholders' equity                                         25,713          21,584           20,570          17,376          11,429


(a) On November 24, 1992, the Company sold the assets of its Penberthy, Inc. subsidiary ("Penberthy"). Accordingly, Penberthy has been reflected as a discontinued operation for periods presented and fiscal 1993 results of operations have been restated, but assets and capital have not been restated.

(b) On January 17, 1997, the Company acquired all of the assets of Mattison Technologies, Inc. This acquisition was accounted for as a purchase. See
     Note 2 of Notes to the Company Financial Statements.

(c) On October 23, 1995, the Company acquired The National Acme Company. This acquisition was accounted for as a purchase. See Note 2 of Notes to the Company Financial Statements. Fiscal 1996 also includes nonrecurring charges of $4,600 for litigation settlements.

(d) On September 9, 1994, the Company acquired specified assets of Cushman Industries, Inc. On November 30, 1994, the Company acquired H.B. Industries, Inc. On January 23, 1995, the Company acquired substantially all of the assets of Mideastern, Inc. These acquisitions were accounted for as purchases. See Note 2 of Notes to the Company Financial Statements.

     Fiscal 1995 also includes nonrecurring charges of $1,500 for a litigation settlement.

(e) Effective August 1, 1992, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, the Company recorded a one-time, non-cash charge of $4,588 representing the cumulative effect of this accounting change and increased expenses for postretirement benefits by $191 for the 1993 fiscal year. Also, effective August 1, 1992, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes."

     On March 23, 1993, the Company acquired the Brown & Sharpe grinding machine business from Brown & Sharpe Manufacturing Company. The acquisition was accounted for as a purchase.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summarized below is a discussion of the results of operations of the Company, including its Machine Tool, Tooling Systems and Industrial operating groups. Amounts are expressed in thousands, except per share data.

Overview of Results

Fiscal 1997 was a year of strong growth in sales and earnings for the Company. The Company also continued to benefit from cost reduction and process improvement programs undertaken since 1992. In addition to growth in most of the Company's operating groups, an acquisition, which occurred in January 1997, contributed $3,219 in sales and $1,861 in operating profit to the overall results. The Company has combined the Services Group and National Acme (acquired during fiscal 1996) into the Machine Tool Group due to the similarities in their businesses. The segment reporting below reflects this new structure.

Acquisition (See Note 2 of Notes to the Company Financial Statements)

On January 17, 1997, the Company acquired substantially all of the assets of Mattison Technologies, Inc. for $6,544, as adjusted, financed in part by a $2,334 seller's note and $3,500 increase in term debt. The results of Mattison are included with the Company since acquisition. Mattison's results are reported with those of the Machine Tool Group.

Results of Operations

The following table sets forth selected items from the Statements of Operations as a percentage of the Company's net sales for the periods indicated. The discussion which follows should be read in conjunction with the Company Financial Statements and Notes thereto.

                                           Fiscal year ended July 31,
                                      1997           1996            1995
                                      ----           ----            ----
Net sales                            100.0%         100.0%          100.0%
Cost of sales                         73.2           72.2            71.7
Gross profit                          26.8           27.8            28.3
E S G & A expenses                    17.8           20.5            22.5
Nonrecurring charges                   --             4.1             1.9
Operating income                       9.0            3.2             4.4
Net income                             3.0           (0.6)            1.8

Consolidated Results

Sales

Sales increased to $130,611 in fiscal 1997 from $113,314 in fiscal 1996, an increase of $17,297, or 15.3%. Fiscal 1997 results included the incremental sales from the acquisition of Mattison of $3,219 and reflects the inclusion of National Acme for a full year in 1997 as compared to nine months in the prior year. Net sales for the Machine Tool Group increased 25.0%, while the Tooling Systems Group and the Industrial Group were basically the same as the prior year.

Net sales for fiscal 1995 were $78,150. Of the $35,164, or 45.0%, increase in fiscal 1996 sales as compared to fiscal 1995, the acquisition of National Acme added $29,570. Net sales for fiscal 1996 for the Machine Tool Group, without National Acme, increased 12.4%, and the Industrial Group increased 6.9%, while the Tooling Systems Group had a slight decrease in sales of approximately 1%.

Gross Profit

Gross profit was $34,988 in fiscal 1997, compared with $31,459 in 1996, an increase of $3,529, or 11.2%. Gross profit as a percent of sales was 26.8% compared with 27.8% in 1996. This reduction reflects unfavorable product mix with lower margin machine sales after the National Acme acquisition, as well as actions taken by the Company to reduce inventories during fiscal 1997, which resulted in lower production levels, and the associated lower overhead absorption negatively affected gross profit.

Gross profit for fiscal 1995 was $22,155. The increase from fiscal 1995 to fiscal 1996 is primarily the result of the acquisition of National Acme, which added $8,163 in gross profit. Gross profit as a percent of sales was 28.3% in fiscal 1995. The decrease in gross profit as a percent of net sales is primarily due to the Tooling Systems Group, which was 24.3% in fiscal 1996 as compared with 27.6% in fiscal 1995, primarily due to the assimilation of the Cushman business acquired in fiscal 1995.

E S G & A Expenses

E S G & A expenses were $23,237 in fiscal 1997 compared with $23,273 in fiscal 1996. As a percent of sales, E S G & A expenses for fiscal 1997 declined to 17.8% from 20.5% in 1996. The decrease in operating expenses as a percentage of net sales is attributable to cost reduction programs implemented by the Company and leverage from higher sales volumes.

E S G & A expenses in fiscal 1995 were $17,584, or 22.5% of net sales. The increase from fiscal 1995 to 1996 was primarily due to the acquisition of National Acme, which increased E S G & A expenses by $5,214. Fiscal 1995 amounts also included a $372 charge for unsuccessful acquisition costs. The fiscal 1996 E S G & A expense decline as a percent of sales compared to fiscal 1995 is attributable to cost reductions and leverage from higher sales.

Other Income

Other income was $12 in fiscal 1997, $49 in fiscal 1996 and $334 in fiscal 1995. Fiscal 1995 other income includes a $305 gain on the sale of land held for disposition.

Nonrecurring Charges

There were no litigation expenses during fiscal 1997. The Company is not aware of any outstanding legal proceedings the outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial condition.

Litigation expenses of $4,600 were recorded in fiscal 1996. Of these expenses, $2,200 ($1,320 after taxes) related to an adverse judgement rendered in a breach of contract suit (allocated to the Machine Tool Group). Following the filing of a Notice of Appeal in fiscal 1996, the Company settled this suit for $1,500 during fiscal 1997. The balance of $2,400 ($1,440 after taxes) was provided for settlement and legal costs incurred in connection with a class action suit filed in 1992, which was settled in fiscal 1996. While management believed the allegations in the lawsuit were without merit, the Company agreed to settlement to avoid continued litigation costs related to the suit.

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

Interest Expense

Interest expense was $5,090 and $4,404 in fiscal 1997 and 1996, respectively. The increase in interest expense was a result of additional debt incurred to finance the acquisition of National Acme in fiscal 1996 and Mattison in fiscal 1997. Interest expense was $2,594 in fiscal 1995. The increase in interest expense in fiscal 1996 compared to fiscal 1995 is attributable to a higher outstanding debt balance, primarily due to the acquisition of National Acme (see
Note 2 of Notes to the Company Financial Statements) and higher effective interest rates.

Income Taxes

Income tax expense of $2,775 in fiscal 1997 reflected the profitability of the Company. The income tax benefit was $52 and $582 for fiscal 1996 and 1995, respectively. The income tax benefit recorded in fiscal 1996 relates to the loss recorded in fiscal 1996 as a result of the litigation expenses for the year. The fiscal 1995 tax benefit is primarily due to the Company's release of $2,962 of its valuation allowance previously recorded against deferred tax assets. This amount was released based on expectations of continued profitability. Of the released valuation allowance, $1,189 was included in the benefit for income taxes on the statement of operations and $1,773 was credited to the balance sheet account "Excess purchase price over net assets acquired from related parties."

Operating Results by Business Segment

Machine Tool Group sales were $85,782 and $68,604 in fiscal 1997 and 1996, respectively, an increase of $17,178, or 25.0%. While the primary reason for the increase in sales was the inclusion of National Acme for the full year in fiscal 1997 as compared to nine months in fiscal 1996, Mattison added $3,219 and an increase in field service business as a result of repairs required after flooding of a customer's facility in the midwest accounted for the rest. Operating income for the Machine Tool Group was $12,226 in fiscal 1997 compared to $6,430 in fiscal 1996. Mattison added $1,861 of operating income to fiscal 1997 as compared to fiscal 1996 operating income. The fiscal 1996 results included a nonrecurring litigation charge of $2,200 related to a breach of contract suit. Without this nonrecurring charge, operating income increased 41.7% in fiscal 1997. Operating income as a percent of sales improved, primarily due to the addition of Mattison and the field service leverage from higher sales against fixed costs.

Sales and operating income for fiscal 1995 were $34,716 and $4,492, respectively. The most significant change from fiscal 1995 to fiscal 1996 was the acquisition of National Acme during fiscal 1996.

Tooling Systems Group sales were $21,152 in fiscal 1997 compared to $20,983 in 1996. Operating income increased to $1,186 in fiscal 1997 from $1,064 in fiscal 1996. Sales and operating income for fiscal 1995 were $21,246 and $1,821, respectively. The decline in operating income from fiscal 1995 to fiscal 1996 was the result of inefficiencies resulting from the assimilation of the Cushman business acquired in fiscal 1995.

Industrial Group sales declined slightly to $23,677 in fiscal 1997 from $23,727 in fiscal 1996. The decline in fiscal 1997 was the result of flooding at the Company's largest distributor, which negatively impacted the fourth quarter results. Operating income increased to $1,225 in fiscal 1997 from $1,155 in 1996, primarily as a result of cost reductions, price increases and increased manufacturing productivity. Sales and operating income for fiscal 1995 were $22,188 and $701, respectively, with improvement in fiscal 1996 over 1995 due to cost reductions and leverage from higher sales against fixed costs.

New Accounting Pronouncements

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. Management will adopt SFAS 128 for the second quarter ending January 31, 1998, and expects that the diluted earnings per share calculation under SFAS 128 will not be materially different from the earnings per share the Company currently reports.

Liquidity and Capital Resources

Cash Flows

Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have been funded with increases in indebtedness, while funds from divestitures have generally been used to reduce indebtedness (see Note 2 of Notes to the Company Financial Statements).

Net cash provided by operating activities was $3,148 in fiscal 1997 compared to $3,494 in fiscal 1996. Included in the fiscal 1997 results is $1,500 paid to settle the breach of contract lawsuit and fiscal 1996 included $2,329 in payments made against the $4,600 accrued for litigation settlement (see "Item 3
- Legal Proceedings"). Net of these items, cash flow from operating activities would have been $4,648 and $5,823 for fiscal 1997 and 1996, respectively.

Cash used for capital expenditures was $1,216, $1,138 and $970, in fiscal 1997, 1996, and 1995, respectively. The Company currently has no material commitments for specific capital expenditures.

Cash of $6,746 was used in fiscal 1997 for the Mattison acquisition. Cash of $10,656 was used in fiscal 1996 for the National Acme acquisition. During fiscal 1995, $12,151 of cash was used for acquisitions. During fiscal 1997, the Company disposed of excess machinery and equipment related to the Mattison acquisition for $2,566.

Financing and Investing

The balance outstanding under the Company's revolving credit agreement was $22,525 at July 31, 1997, compared to $19,195 at July 31, 1996. Long-term debt, including current maturities, at July 31, 1997, was $17,810, compared to $18,107 at July 31, 1996, a decrease of $297. The Company's total indebtedness was $40,335 and $37,302 at July 31, 1997, and 1996, respectively, an increase of $3,033. Cash and equivalents at July 31, 1997 was $637, a decrease of $131 compared to July 31, 1996. Net cash provided by financing activities was $2,049 in fiscal 1997 compared to $8,672 in the prior year.

As outlined in Note 7 of Notes to the Company Financial Statements, the Company amended its senior credit facility in January 1997 to increase the amount available for borrowings thereunder to $40,000 from $32,000. New term loans in the amount of $3,500, as well as a $2,334 seller's note, were obtained to finance the Mattison acquisition (See Note 2 of Notes to the Company Financial Statements).

The balance under the new senior credit facility at July 31, 1997, is comprised of $7,663 in term loans and a revolving credit agreement which provides for borrowings up to $30,000. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.72% at July 31, 1997. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at July 31, 1997, were $4,025.

The first and second term loans of $5,000 and $3,000, respectively, require monthly principal payments of $86 beginning November 30, 1995, and $83 beginning June 30, 1996, respectively. A third term loan of $2,000 was repayable with proceeds from the sale of Mattison's excess machinery and equipment (this sale was completed in February 1997 and the loan was repaid in March 1997), while the fourth term loan of $1,500 requires monthly payments of $33 beginning January 31, 1997. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.97% at July 31, 1997.

Pursuant to the subordinated debt facility, the Company issued Subordinated Debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by Junior Subordinated Debentures (see Note 8 of Notes to the Company Financial Statements). Interest payments on the Subordinated Debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The Subordinated Debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest on the Junior Subordinated Debentures accrues at 14.5%, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. The Junior Subordinated Debentures provide for the repayment of principal of $4,000 and unpaid interest in June 2001 or thirty days after the payment of the Subordinated Debentures.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.

Recent Events

On August 1, 1997, the Machine Tool Group laid off 60 hourly production workers and 15 salaried employees as part of the consolidation of the former Services Group and the operations of National Acme. The reorganization, which is expected to contribute to annual cost reductions in excess of $2,000 when completed, calls for a change to outsourcing a major portion of National Acme's parts which had been produced internally. The parts being outsourced are used in the manufacture of new Acme-Gridley machines and are sold separately in the aftermarket.

As a result of planning difficulties encountered during the changeover to outsourcing, fiscal 1998 first quarter net sales and net earnings per share are expected to be approximately $4,000 to $5,000 and approximately $0.02 to $0.03 per share lower, respectively, than in the first quarter of fiscal 1997. Difficulties encountered during the changeover to outsourcing were primarily a failure to adequately identify and source some of the parts needed for first and second quarter new machine production and aftermarket sales. Although the Company expects the problem to be worked out in the second quarter, it is still too early to forecast second quarter results.

Outlook

Total fiscal 1998 earnings, while reduced in the first and second quarters of the year, are still expected to exceed fiscal 1997 results. The Company plans to continue expanding product and service offerings, both internally and through strategic acquisitions, while continuing to identify and implement additional cost savings measures.

The Company's growth strategy also includes strategic acquisitions, in addition to growth in its present businesses. A significant acquisition would require additional borrowings. There can be no assurance that the Company would be able to obtain financing for a significant acquisition on acceptable terms.

During fiscal 1996 and 1995, the Company recorded pre-tax charges of $6,100 to accrue for or settle three separate lawsuits, which preceded or resulted from the initial public offering in March 1990. At this time, all suits have been settled and the Company is not a party to any legal proceeding the outcome of which, in management's opinion, would have a material adverse effect on the Company's consolidated results of operations or financial position.

Cautionary Factors

The discussions in this document may include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements contained in this document and a number of factors may affect future results, liquidity and capital resources. These factors include: the fact that the Company derives a substantial portion of its sales from cyclical industries, including the automotive, aerospace and housing industries; the ability to introduce new products in a timely fashion; the pace of technological changes affecting the products manufactured and services provided by the Company; the Company's substantial debt service requirements, much of which are based on variable rates; the dependence of the Company's growth on acquisitions and the Company's ability to finance such acquisitions and to profitably integrate the acquired operations; the level of margins achievable in the markets served by the Company; and the ability to continue to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future sales and margin trends cannot be reliably predicted.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

Balance Sheets
  July 31, 1997, and 1996

Statements of Operations
  Years ended July 31, 1997, 1996 and 1995

Statements of Cash Flows
  Years ended July 31, 1997, 1996 and 1995

Statements of Changes in Stockholders' Equity
  Years ended July 31, 1997, 1996 and 1995

Notes to the Company Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders of DeVlieg-Bullard, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 39 of this report present fairly, in all material respects, the financial position of DeVlieg-Bullard, Inc., at July 31, 1997, and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 5, 1997

DEVLIEG-BULLARD, INC.
BALANCE SHEETS
($ in thousands)


                                                                July 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
ASSETS

Current assets:
  Cash and cash equivalents                              $     637    $     768
  Accounts receivable                                       25,798       17,505
  Inventories                                               38,195       42,071
  Prepaid expenses and other current assets                  1,519        1,165
                                                         ---------    ---------
Total current assets                                        66,149       61,509

Property, plant and equipment                               12,657       13,306
Engineering drawings                                        18,039       18,366
Goodwill                                                    11,948       11,472
Other assets                                                12,651       15,150
                                                         ---------    ---------

Total assets                                             $ 121,444    $ 119,803
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   9,751    $   9,854
  Accrued expenses and other current liabilities            11,969       16,534
  Revolving credit agreement                                22,525       19,195
  Current maturities of long-term debt                       3,631        2,932
                                                         ---------    ---------
Total current liabilities                                   47,876       48,515

Long-term debt (including related party debt:
  1997 - $4,227; 1996 - $4,084)                             14,179       15,175
Postretirement benefit obligation                           21,999       22,830
Other noncurrent liabilities                                11,677       11,699
                                                         ---------    ---------

Total liabilities                                           95,731       98,219
                                                         ---------    ---------

Commitments and contingencies (Note 15)

Stockholders' equity:
  Common stock, $0.01 par value; authorized 30,000,000
    shares; issued and outstanding: 1997 - 12,275,400;
    1996 - 12,250,000                                          123          123
  Additional paid-in capital                                34,096       34,049
  Excess purchase price over net assets acquired
    from related parties (Note 1)                          (16,242)     (16,358)
  Retained earnings                                          7,844        3,946
  Cumulative translation adjustment                           (108)        (176)
                                                         ---------    ---------

Total stockholders' equity                                  25,713       21,584
                                                         ---------    ---------

Total liabilities and stockholders' equity               $ 121,444    $ 119,803
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)



                                                    Year ended July 31,
                                            -----------------------------------
                                               1997         1996         1995
                                            ---------    ---------    ---------

Net sales                                   $ 130,611    $ 113,314    $  78,150
Cost of sales                                  95,623       81,855       55,995
                                            ---------    ---------    ---------
    Gross profit                               34,988       31,459       22,155
                                            ---------    ---------    ---------

Operating expenses:
  Engineering                                   1,771        1,623        1,083
  Selling                                      11,123       10,553        7,650
  General and administrative                   10,343       11,097        8,851
                                            ---------    ---------    ---------
    Total E S G & A expenses                   23,237       23,273       17,584

  Nonrecurring charges                           --          4,600        1,500
  0ther income, net                               (12)         (49)        (334)
                                            ---------    ---------    ---------
Total operating expenses                       23,225       27,824       18,750
                                            ---------    ---------    ---------

Operating income                               11,763        3,635        3,405

Interest expense (including related
  party  interest  1997 - $686;
  1996 - $452; and 1995 - $0)                   5,090        4,404        2,594
                                            ---------    ---------    ---------

Income (loss) before income taxes               6,673         (769)         811
Provision/(benefit) for income taxes            2,775          (52)        (582)
                                            ---------    ---------    ---------

Net income (loss)                           $   3,898    $    (717)   $   1,393
                                            =========    =========    =========

Income (loss) per common share:             $    0.26    $   (0.06)   $    0.11
                                            =========    =========    =========

Weighted average common shares and
  equivalents outstanding                      15,178       12,250       13,257
                                            =========    =========    =========



The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF CASH FLOWS
(in thousands)


                                                                Year ended July 31,
                                                        -----------------------------------
                                                           1997         1996         1995
                                                        ---------    ---------    ---------
Cash flows from operating activities:
Net income                                              $   3,898    $    (717)   $   1,393
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           4,505        4,612        2,721
    Deferred income taxes                                   2,444         (636)      (2,181)
    Provision for losses on accounts receivable                30          152          187
    Gain on disposal of other assets                         --           --           (305)
    Net change in assets and liabilities:
       Accounts receivable                                 (6,723)         285         (793)
       Inventories                                          5,710       (4,936)      (1,546)
       Prepaid expenses and other current assets             (301)        (758)         643
       Accounts payable                                      (103)       1,402          414
       Accrued expenses and other current liabilities      (4,422)       3,638         (623)
       Other, net                                          (1,890)         452        1,453
                                                        ---------    ---------    ---------

    Net cash provided by operating activities               3,148        3,494        1,363
                                                        ---------    ---------    ---------

Cash flows from investing activities:
   Acquisitions, net                                       (6,746)     (10,656)     (12,151)
   Capital expenditures                                    (1,216)      (1,138)        (970)
   Proceeds from sale of other assets                       2,566         --            487
                                                        ---------    ---------    ---------

   Net cash used for investing activities                  (5,396)     (11,794)     (12,634)
                                                        ---------    ---------    ---------

Cash flows from financing activities:
   Borrowings under revolving credit agreement            127,647      121,032       83,472
   Repayments under revolving credit agreement           (124,317)    (113,952)     (71,357)
   Proceeds from issuance of long-term debt                 5,834        8,000         --
   Payments of long-term debt                              (6,938)      (5,193)      (2,111)
   Debt issuance costs                                       (224)      (1,215)        --
   Issuance of stock                                           47         --           --
                                                        ---------    ---------    ---------

   Net cash provided by financing activities                2,049        8,672       10,004
                                                        ---------    ---------    ---------

Effect of exchange rate changes on cash                        68          (19)          28
                                                        ---------    ---------    ---------

Net change in cash and cash equivalents                      (131)         353       (1,239)
Cash and cash equivalents at beginning of period              768          415        1,654
                                                        ---------    ---------    ---------
Cash and cash equivalents at end of period              $     637    $     768    $     415
                                                        =========    =========    =========



The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of cash flow information:


                                                    Year ended July 31,
                                          --------------------------------------
                                            1997           1996            1995
                                            ----           ----            ----
  Cash paid during the period for:
    Interest                              $4,456         $3,808          $2,397
    Income taxes, net of refunds             986            (83)           (445)

Supplemental schedule of non-cash investing and financing information:

During fiscal 1996 the Company assumed liabilities in the amount of $38,781 in connection with the National Acme acquisition. During fiscal 1995, the Company issued $1,277 of debt and assumed liabilities in the amount of $1,048 in connection with acquisitions (see Note 2).

During fiscal 1996, in connection with the consent by the holders of the $12,000 principal amount of subordinated debentures to the acquisition of National Acme and to the refinancing of the Company's senior credit facility and to the refinancing of $4,000 principal amount of such subordinated debentures, the Company issued stock purchase warrants valued at $1,750. Such amount was credited to Additional paid-in capital and charged as a discount to subordinated debentures, reducing the carrying value of the debentures (see Notes 8 and 10).

The amortization of the debt discount was $472, $342, and $190 in fiscal 1997, 1996 and 1995, respectively.

The Company's tax benefit related to the Excess purchase price over net assets acquired from related parties reduces the Company's income tax liability (see
Note 1). Such amount included in fiscal 1997, 1996 and 1995 is $116, $0 and $1,773, respectively.

During fiscal 1997, 1996 and 1995, the Company entered into capital leases for equipment totaling $192, $471 and $0, respectively, which were financed by capital lease obligations.



The accompanying notes are an integral part of these financial statements.

DEVLIEG-BULLARD, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)


                                                   Common
                                                   Shares              Additional      Excess               Cumulative
                                               Issued and      Common     Paid-in    Purchase    Retained  Translation
                                              Outstanding       Stock     Capital       Price    Earnings    Adjustment       Total
                                              -----------       -----     -------       -----    --------    ----------       -----
Year ended
----------
July 31, 1997, 1996 & 1995
--------------------------

Balance, July 31, 1994                             12,250    $    123    $ 32,299    $(18,131)    $  3,270     $   (185)   $ 17,376

Net income                                           --          --          --          --          1,393         --         1,393
Tax benefit realized related to Excess
  purchase price over net assets acquired
  from related parties                               --          --          --         1,773         --           --         1,773

Foreign currency translation adjustment              --          --          --          --           --             28          28
                                                 --------    --------    --------    --------     --------     --------    --------
Balance, July 31, 1995                             12,250         123      32,299     (16,358)       4,663         (157)     20,570

Net loss                                             --          --          --          --           (717 )       --          (717)
Issuance of stock purchase warrants                  --          --         1,750        --           --           --         1,750
Foreign currency translation adjustment              --          --          --          --           --            (19)        (19)
                                                 --------    --------    --------    --------     --------     --------    --------

Balance, July 31, 1996                             12,250         123      34,049     (16,358)       3,946         (176)     21,584

Net income                                           --          --          --          --          3,898         --         3,898
Tax benefit realized related to Excess
  purchase price over net assets acquired
  from related parties                               --          --          --           116         --           --           116
Exercise of stock options                              25        --            47        --           --           --            47
Foreign currency translation adjustment              --          --          --          --           --             68          68
                                                 --------    --------    --------    --------     --------     --------    --------

Balance, July 31, 1997                             12,275    $    123    $ 34,096    $(16,242)    $  7,844     $   (108)   $ 25,713
                                                 ========    ========    ========    ========     ========     ========    ========


The accompanying notes are an integral part of these financial statements.

                              DEVLIEG-BULLARD, INC.
                    NOTES TO THE COMPANY FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

DeVlieg-Bullard, Inc. (the "Company") is a diversified industrial concern specializing in manufacturing, servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools and a variety of power tools for niche industrial markets. The Company conducts its business through three operating groups: the Machine Tool Group, the Tooling Systems Group and the Industrial Group.

Basis of Presentation

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Certain amounts in the fiscal 1996 and 1995 financial statements have been reclassified to conform with the fiscal 1997 presentation. Amounts, except per share data, are expressed in thousands.

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out basis. Cost includes material, labor and manufacturing overhead. At July 31, 1997, approximately 34% of the total inventory value is determined on the basis of the last-in, first-out (LIFO) method of inventory accounting.

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

Impairment of Long-Lived Assets

During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which established standards for recognition and measurement of impairment losses on long-lived assets, certain identifiable assets and goodwill. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's adoption of this statement had no impact on the financial statements of the Company.

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

Stock-Based Employee Compensation Plans

As described in Note 10, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Income Taxes

The Company uses Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes," which requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities.

A portion of the assets and liabilities acquired by the Company in 1990 from a related party was recorded at the predecessor entity's net book value for financial reporting purposes. The difference between the fair value and the predecessor's book value at the purchase date of $23,500 was recorded in the account "Excess purchase price over net assets acquired from related parties." The tax benefit of the amortization of this difference is recorded upon realization as an increase to stockholders' equity by reducing the account "Excess purchase price over net assets acquired from related parties." The remaining balance in this account at July 31, 1997 was $16,242.

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

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company will adopt SFAS 128 in the second quarter of fiscal 1998 and expects that the diluted earnings per share calculation under SFAS 128 will not be materially different from the primary earnings per share results the Company currently reports.

NOTE 2 - ACQUISITIONS

Mattison Technologies

On January 17, 1997, the Company acquired substantially all of the assets of Mattison Technologies, Inc., a Rockford, Illinois-based machine tool company ("Mattison"), including intellectual property, parts inventory, accounts receivable and customer lists. This acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired based upon the fair market value at the date of acquisition. The excess purchase price over net assets acquired of approximately $900 was recorded as engineering drawings and is being amortized on a straight-line basis over ten years for specified assets subject to a license agreement and thirty years for the remaining assets. The purchase price was $6,544, plus legal and closing costs, and was financed with term debt of $3,500 and a $2,334 seller's note, $1,600 of which was secured by Mattison's accounts receivable, as well as with funds from the revolving credit facility. As the Mattison accounts receivable were collected, the Company paid down the principal on the seller's note; the balance on the seller's note of $733 is due January 7, 1998. The Mattison operations have been consolidated with the Machine Tool Group.

National Acme

On October 23, 1995, the Company acquired (the "Acquisition") all of the outstanding stock of The National Acme Company, an Ohio corporation ("National Acme"). Immediately following the consummation of the Acquisition, National Acme was merged with and into the Company with the Company as the surviving corporation.

The consideration paid for the Acquisition consisted of $8,987 at closing for the outstanding stock of National Acme and in consideration for a noncompete agreement, and $1,314 for additional purchase price adjustment in March 1996, as well as closing costs. The Company borrowed funds under its senior credit facility to finance the Acquisition (see Notes 7 and 8).

National Acme, located in Cleveland, Ohio, manufactures Acme-Gridley multiple spindle automatic bar and chucking machines and supplies related aftermarket parts and service. The National Acme operations have been consolidated with the Machine Tool Group.

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

Pro forma results of operations:
(unaudited - in thousands,
except per share data)                                     Year ended July 31,
                                                          --------------------
                                                          1996            1995
                                                          ----            ----
Net sales                                               $121,798        $114,896
                                                        ========        ========
Net (loss) income                                       $   (598)       $  1,290
                                                        ========        ========
Net (loss) income per common share                      $  (0.05)       $   0.09
                                                        ========        ========
Average shares outstanding                                12,250          13,953
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

Cushman Industries, Inc.

On September 9, 1994, the Company acquired specified operating assets of Cushman Industries, Inc. ("Cushman"), a company in Chapter 11 bankruptcy, including accounts receivable, inventories, selected machinery and equipment, trademarks and intellectual property from the Cushman Industries Liquidating Trust which had been established for the benefit of Cushman creditors. The purchase price was approximately $3,100 and another $2,800 was recorded for the relocation and consolidation of the Cushman operation into the Tooling System Group's manufacturing facility in Frankenmuth, Michigan. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net tangible assets acquired has been allocated in the amounts of $2,800 to engineering drawings and $2,000 to goodwill and is being amortized on a straight-line basis over 30 years. Cushman's results of operations are included in the Company's financial statements from the date of acquisition. Cushman manufactures a broad line of manual and power chucks for machine tool work holding applications. The Company conducts this business as part of its Tooling Systems Group.

H.B. Industries, Inc.

On November 30, 1994, the Company acquired all of the outstanding capital stock of H.B. Industries, Inc., which conducts its business as Ed Smith Machinery Sales ("Ed Smith"). Ed Smith sells replacement parts for the Bullard product line of machine tools. The purchase price was approximately $3,000. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the fair market value of net assets acquired. The excess purchase price over net assets acquired of approximately $2,300 was recorded as goodwill and is being amortized on a straight-line basis over a 15-year period. Ed Smith's results of operations are included in the Company's financial statements from the date of acquisition. The business is operated by the Company's Machine Tool Group.

Mideastern, Inc.

On January 23, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Mideastern, Inc. ("Mideastern"). Mideastern rebuilds and provides repair parts and service for a variety of machine tools under the New Britain Machine brand name. The purchase price for this acquisition was approximately $5,300, which consisted of $3,100 cash consideration to the sellers, issuance of a $600 subordinated earnout note to the sellers, stock options (see Notes 8 and 10), Mideastern debt of $359 repaid by the Company at closing, closing costs incurred, and liabilities assumed. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon the fair market value at the date of acquisition. The excess purchase price over net assets acquired of approximately $2,900 was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The results of operations of Mideastern since acquisition are included in the Company's financial statements with the Machine Tool Group.

The aggregate of the assets acquired in connection with the fiscal 1995 acquisitions were $14,476; liabilities assumed of $1,048; and debt issued of $1,277. The Company borrowed funds from its revolving credit agreement to finance these acquisitions.

The following unaudited pro forma financial information has been prepared assuming the acquisitions of Cushman, Ed Smith and Mideastern had occurred as of August 1, 1994.

Pro forma results of operations for the year ended July 31, 1995:
(unaudited - in thousands, except per share data)


    Net sales                                           $81,346
                                                        =======
    Net income                                           $1,848
                                                         ======
    Net income per common share                           $0.14
                                                          =====
    Average shares outstanding                          $13,264
                                                        =======

In preparing the unaudited pro forma summary of operations, adjustments were made to the historical financial statements to reflect increases in the revolving line of credit and interest expense; amortization of intangible assets; repayment of existing debt of Mideastern; and other estimated purchase accounting entries. The pro forma results are not necessarily indicative of what would have been obtained if the operations had been combined during fiscal 1995, nor are they necessarily indicative of the results that may occur in the future.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

                                                                July 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Trade receivables                                        $ 18,798      $ 15,445
Unbilled receivables on contracts in progress               6,990         2,377
Other                                                         400           136
                                                         --------      --------
                                                           26,188        17,958
Less: allowance for doubtful accounts                        (390)         (453)
                                                         --------      --------
                                                         $ 25,798      $ 17,505
                                                         ========      ========

The Company's trade receivables are concentrated in the machine tool and related manufacturing industries. Unbilled receivables on contracts in progress represent revenue recognized under the percentage of completion method and are expected to be received within one year. All amounts included in unbilled receivables on contracts in progress are related to long-term contracts and are reduced by appropriate progress billings.

NOTE 4 - INVENTORIES

Net inventories consisted of:

                                                               July 31,
                                                     ---------------------------
                                                       1997                1996
                                                     -------             -------
Raw materials                                        $ 1,448             $ 1,451
Work-in-process                                       11,452              13,650
Finished goods                                        25,295              26,970
                                                     -------             -------
                                                     $38,195             $42,071
                                                     =======             =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,504 and $10,922 at July 31, 1997 and 1996, respectively. Inventories valued using LIFO were $12,819 and $15,970 at July 31,

1997 and 1996, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at July 31, 1997 and 1996.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                July 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Real property                                            $  5,814      $  5,765
Machinery and equipment                                    14,843        14,140
Capitalized leased assets                                   2,174         2,010
Furniture and fixtures                                      4,653         4,134
                                                         --------      --------
                                                           27,484        26,049
Less: allowance for accumulated depreciation              (14,827)      (12,743)
                                                         --------      --------
                                                         $ 12,657      $ 13,306
                                                         ========      ========

Depreciation expense, including amortization of leased assets, totaled $2,156, $2,512 and $1,966 for fiscal years 1997, 1996 and 1995, respectively. Capitalized leased assets are comprised of computer hardware, software and related installation costs.

NOTE 6 - OTHER ASSETS

Other assets consisted of:                                      July 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Engineering drawings                                     $ 23,103      $ 22,611
Less: accumulated amortization                             (5,064)       (4,245)
                                                         --------      --------
                                                         $ 18,039      $ 18,366
                                                         ========      ========

Goodwill                                                 $ 13,464      $ 12,258
Less: accumulated amortization                             (1,516)         (786)
                                                         --------      --------
                                                         $ 11,948      $ 11,472
                                                         ========      ========
Other assets:
Deferred taxes, net of valuation allowance
    (Note 12)                                            $  8,696      $ 11,024
Deferred financing costs                                    2,912         2,745
Investments carried at equity                                 137           137
Pension asset                                                 569            40
Other                                                       3,075         3,389
                                                         --------      --------
                                                           15,389        17,335
Less:  accumulated amortization                            (2,738)       (2,185)
                                                         --------      --------
    Total other assets                                   $ 12,651      $ 15,150
                                                         ========      ========

Amortization of intangible and other assets totaled $2,378, $2,257 and $1,065 for the years ended July 31, 1997, 1996 and 1995, respectively.

NOTE 7 - REVOLVING CREDIT AGREEMENT

On October 23, 1995, the Company replaced its existing revolving credit agreement and term loan with a $30,000 senior credit facility comprised of a $25,000 revolving credit agreement and a $5,000 term loan. The term loan requires monthly principal payments of $86 that began November 30, 1995. The funding occurred on October 23, 1995, contemporaneously with the Company's completion of the acquisition of National Acme (see Note 2). On April 12, 1996, the Company obtained an additional $3,000 term loan to help fund certain litigation settlement costs (see Note 15) and increased the senior credit facility to $32,000. This term loan requires monthly principal payments of $83 that began June 30, 1996. In connection with the acquisition of Mattison (see
Note 2), the Company amended its senior credit facility to increase it to $40,000. This facility now consists of a $30,000 revolving credit agreement and up to $10,000 in term loans. Funds from two new term loans totalling $3,500 were used to finance the acquisition. Of this amount, $2,000 was repaid in March with proceeds of the sale of excess machinery and equipment and the $1,500 balance is payable in monthly installments of $33. Interest rates are based on the prime rate or alternative rates based on LIBOR.

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

The maturity date for the senior credit facility was extended to October 23, 2000, subject to renewal by agreement of the parties. Amounts available under the revolving credit agreement are based upon a formula related to the Company's eligible accounts receivable and inventories. Interest on outstanding balances is payable monthly in arrears, at 1.0% above prime rate or, at the Company's option, at alternative rates based on LIBOR. A line of credit fee of 0.25% per annum is payable monthly on the difference between the revolving credit agreement and the average loan balance under the agreement. The amendment to the revolving credit agreement also provides for loan facility fees of $120 paid in January 1997 and $300 in October 1995 and a collateral management fee of $60 per year, payable in January 1997 and annually thereafter. There are early termination fees should the Company terminate the agreement prior to its third anniversary.

Borrowings of $23,900 under the senior credit facility were incurred at the closing to retire the then existing senior credit facility and to finance the Acquisition. The Company incurred $224 and $1,215 in financing costs in fiscal 1997 and 1996, respectively. These costs were capitalized and will be amortized over the life of the debt. At July 31, 1997, borrowings outstanding under the revolving credit agreement were $22,525. The rate in effect at July 31, 1997, was 8.72%.

NOTE 8 - LONG-TERM DEBT

                                                               July 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Term loans                                              $  6,300       $  7,063
Subordinated Debentures, net of discount                   9,756          9,141
Seller's note                                                733           --
Promissory note                                              213            320
Capital lease obligations                                    606            818
Other                                                        202            765
                                                        --------       --------
                                                          17,810         18,107
Less:  current maturities                                 (3,631)        (2,932)
                                                        --------       --------
                                                        $ 14,179       $ 15,175
                                                        ========       ========

The Term loans (see Note 7) had initial principal amounts of $5,000, $3,000 and $1,500 and require monthly payments of approximately $86 that began November 30, 1995; $83 that began June 30, 1996; and $33 that began January 31, 1997. Interest on the Term Loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The rate in effect at July 31, 1997 was 8.97%.

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

Interest on the Subordinated Debt is 11.5% per annum, payable quarterly in arrears commencing July 1, 1994. Interest on the Junior Subordinated Debentures accrues at the rate of 14.5% per annum, with cash interest payable at 11% per annum on a quarterly basis commencing January 1, 1996.

The Subordinated Debentures are due $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. The Junior Subordinated Debentures plus unpaid interest are due June 30, 2001, or 30 days after the Subordinated Debtentures are paid in full.

Also in connection with the refinancing, the holders of the Subordinated Debentures agreed to release their security interest in the Company's assets. Mr. Bradley has pledged assets to secure the Subordinated Debentures and he and his son will receive $90 annually as a collateral fee for as long as the pledge is in effect, payable in monthly installments.

Under the terms of the Subordinated Debentures, the Company is required to comply with various operational and financial covenants which are the same nature as those required under the terms of the senior credit facility (see Note
7) but at reduced levels.

In conjunction with the issuance of the Subordinated Debentures in May 1994, the Company issued one million stock purchase warrants (see Note 10). The discount on the Subordinated Debentures initially aggregating $1,750 represents the fair market value of the stock purchase warrants issued to the original holders of the Subordinated Debentures. In connection with the refinancing of the senior credit facility and the issuance of the Junior Subordinated Debentures, the Company issued an additional 500 Class A stock purchase warrants and 750 Class C stock purchase warrants (see Note 10). An additional discount of $1,750 was recorded on the Subordinated Debt and the Junior Subordinated Debt, representing the fair market value of the stock purchase warrants issued. The discount was $2,471 and $2,943 at July 31, 1997 and 1996, respectively, and is being amortized over the remaining life of the Subordinated Debentures using effective interest rates of approximately 21%.

The seller's note of $733 was issued in connection with the Mattison acquisition (See Note 2) and is payable in January 1998. The note bears interest at a rate of 10%.

A promissory note of $427 was issued in connection with the Cushman acquisition (see Note 2). It is payable in four equal annual installments of $107 with the first installment paid in September 1995.

Other long-term debt includes $200 related to an earnout note originally issued for $600 in connection with the Mideastern acquisition (see Note 2). It is payable in equal annual installments of $200 beginning January 31, 1996, providing certain earnings levels are attained related to the acquired operations. The note bears interest at a rate of 8%.

Scheduled debt maturities for the next five fiscal years in the aggregate are as follows:


                                             Amount
                                             ------
                   1998                      $3,631
                   1999                       4,511
                   2000                       3,688
                   2001                       8,423
                   2002                          27

The Company is in compliance with all debt covenants under the senior credit facility and long-term debt agreements.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company issued common stock in connection with the exercise of stock options during fiscal 1997; $47 was credited to Additional paid-in capital.

In October 1995, the Company issued stock purchase warrants with an aggregate fair market value of $1,750 (see Notes 8 and 10). Such amounts increased Additional paid-in capital.

NOTE 10 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

Stock Options

Pursuant to the Company's 1989 Employee Stock Plan, an incentive stock compensation plan which permits the issuance of up to 1,300 shares of common stock, options have been granted to certain employees to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. Options granted after fiscal 1993 vest and become exercisable in installments of 30% at the end of the first and second years and 40% at the end of the third year, and they terminate ten years from the date of grant. The options granted prior to fiscal 1994 are exercisable in annual installments of up to 20% of the total shares represented by options, commencing one year from the date of grant and terminating ten years thereafter.

A summary of the status of the Company's Stock Option Plan at July 31, 1997, 1996 and 1995 is as follows:


                                                Shares          Weighted Average
                                             Under Option        Exercise Price
                                             ------------        --------------

Outstanding at July 31, 1994                     778              $   1.95
  Forfeited                                      (20)                 1.81
  Granted                                        176                  1.64
                                               -----
Outstanding at July 31, 1995                     934                  1.89
  Forfeited                                      (20)                 2.63
  Granted                                        157                  2.41
                                               -----
Outstanding July 31, 1996                      1,071                  1.96
  Granted                                        100                  2.44
  Exercised                                      (25)                 1.87
  Forfeited                                       (7)                 2.26
                                               -----
Outstanding July 31, 1997                      1,139                  1.96
                                               =====


                                              Range of Exercise Prices:
                                         Under $2.00        $2.00 and over
                                         -----------        --------------
Options outstanding:
  Number outstanding                             520                   619
  Weighted average remaining years of
   contractual life                              6.5                   6.1
  Weighted average exercise price            $  1.75               $  2.21
Options exercisable:
  Number exercisable                             452                   404
  Weighted average exercise price            $  1.77               $  2.09

Effective January 10, 1991, the Company adopted a stock option plan for its outside directors, and granted each outside director an option to purchase 5 shares of common stock (an aggregate of 25 shares) at $2.50 per share, the then fair market value of the shares. The Company has reserved a total of 50 shares for issuance under this stock option plan. The options are exercisable one year from the date of grant and terminate ten years thereafter. On June 13, 1996, the Company granted an additional 25 shares under the outside director's plan at $2.56 per share, the then fair market value of the shares. On December 18, 1996, the shareholders approved an increase in the number of options available for grant under this plan to 65 shares.

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

The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans in its results of operations. Had the Company recorded a charge for fair value of options granted consistent with SFAS 123, net income and net income per common share would have been reduced by $81 and $0.01 in fiscal 1997 and $18 and no impact in fiscal 1996, respectively. The fair value of options granted during fiscal 1997 and 1996 was $171 and $195, respectively.

The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black Scholes option pricing model, with the following assumptions used for grants in fiscal 1997 and 1996:


Risk free rate of interest       5.5% - 7%
Expected option lives            10 years for Directors and Executive Officers,
                                 3 years for other grants
Expected Volatility              50 - 54%

Stock Purchase Warrants

In conjunction with the issuance of the Subordinated Debentures (see Note 8), the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") which permit holders of the Subordinated Debentures to purchase one million shares of the Company's common stock at an exercise price of $0.01 per share. The Class A Warrants are exercisable from May 25, 1996, through May 25, 2004, or three years after final payment of the Subordinated Debentures, if later. The Company also issued Class B Stock Purchase Warrants (the "Class B Warrants"), which became available to the Subordinated Debenture holders as a result of the settlement of the class action suit filed in 1992 (see Note 15). The actual number of Class B Warrants outstanding, based on a formula that uses the average closing stock price for 90 days prior to May 25, 1997, is 289.

In connection with the issuance of the Junior Subordinated Debentures, the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") to Messrs. Bradley and Poole, representing the right to purchase 52 and 31 shares of the Company's common stock, respectively. These Class A Warrants were originally issued to the Subordinated Debenture holder who was replaced by the Junior Subordinated Debentures which was issued to Messrs. Bradley and Poole.

Pursuant to the terms of the Investment Agreement, as amended, the Company issued additional Class A Stock Purchase Warrants to acquire 500 shares of the Company's Common Stock. The Company also issued Class C Stock Purchase Warrants ("Class C Warrants") to acquire 750 shares of the Company's Common Stock, subject to adjustment in certain circumstances, to the Subordinated and Junior Subordinated Debenture holders, pro rata based on the principal amount of the Subordinated Debt and Junior Subordinated Debt. The exercise price of the Class A and Class C Warrants is $0.01 per share. The Class A Warrants may be exercised at any time in whole or in part from and after October 23, 1997, and shall expire the later of three years from the date of final payment on the Subordinated Debt or May 25, 2004. The Class C Warrants may be exercised at any time after October 31, 1998, subject to earlier exercise upon the sale of the Company, and expire on the later of three years after the payment of the Subordinated Debt or October 31, 2005.

The number of shares of the Company's Common Stock which the holders of the Class C Warrants have the right to acquire may be reduced based on the Company attaining earnings levels, as defined in the Investment Agreement, as amended. The Company recorded 200 warrants as likely to be issued. The additional Class A and Class C Warrants have an aggregate fair market value of $1,750. Such amount increased Additional paid-in capital and is recorded as a discount to the Subordinated Debentures. This discount will be amortized as interest expense over the life of the Subordinated Debt.

The Class A Warrants, Class B Warrants and Class C Warrants are subject to anti-dilution protection and the holders of such warrants are entitled to certain registration rights.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Pension

The Company has noncontributory defined benefit pension plans covering essentially all of its union hourly and certain salaried employees. The plans provide retirement, death and disability benefits to eligible employees based upon age, salary and length of service. The Company's funding policy for these plans is to satisfy the minimum funding requirements of ERISA, which is tax deductible under the Internal Revenue Code.

The Company assumed pension liabilities of $10,926 as a result of the acquisition of The National Acme Company on October 23, 1995 (see Note 2). Assets of the plans, comprised of temporary cash investments, convertible debentures and preferred and common stocks, including 110 shares of the Company's common stock, are invested in a master trust.

Pension expense is as follows:

                                                       Year ended July 31,
                                                  -----------------------------
                                                    1997       1996      1995
                                                  -------    -------    -------
Service cost                                      $   653    $   656    $   253
Interest on projected benefit obligation            3,810      2,393        925
Actual return on plan assets                       (2,719)    (4,080)      (812)
Net amortization and deferral                        (790)     1,979       (162)
                                                  -------    -------    -------
                                                  $   954    $   948    $   204
                                                  =======    =======    =======

Effective September 1, 1996, the benefits under the National Acme Salaried Employees Plan were frozen. The Company recognized $408 of net curtailment income in fiscal 1997.

The funded status of plans in which plan assets at fair market value exceed the projected benefit obligation is presented below:


                                                                  July 31,
                                                            -------------------
                                                              1997        1996
                                                            -------     -------
Plan assets at fair market value                            $ 8,063     $ 6,526
Projected benefit obligation                                  6,025       4,564
                                                            -------     -------
Excess fair value of assets over projected benefit
  obligation                                                  2,038       1,962
Unrecognized prior service cost                                  36        --
Contribution after measurement date                               8        --
Unrecognized net gain                                        (1,513)     (1,638)
                                                            -------     -------
Accrued pension asset                                       $   569     $   324
                                                            =======     =======

The projected benefit obligations at July 31, 1997, and 1996 include accumulated benefit obligations of $6,025 and $4,564 and vested benefit obligations of $5,843 and $4,476, respectively.

The funded status of plans in which the projected benefit obligation exceeds plan assets at fair market value is presented below:

                                                               July 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Plan assets at fair market value                        $ 31,524       $ 34,266
Projected benefit obligation                              41,141         44,879
                                                        --------       --------
Excess projected benefit obligation over
    fair value of assets                                  (9,617)       (10,613)
Unrecognized transition obligation                           183            219
Unrecognized net gain                                     (4,177)        (2,994)
Unrecognized prior service cost and other                    735            841
Contribution after measurement date                          336            126
Additional liability required                               --              (87)
                                                        --------       --------
Accrued pension liability                               $(12,540)      $(12,508)
                                                        ========       ========

The projected benefit obligations at July 31, 1997, and 1996 include accumulated benefit obligations of $41,141 and $44,486 and vested benefit obligations of $39,934 and $43,140, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 8.25% and 8.0% for fiscal 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 9% for both years.

Other Employee Benefits

The Company also has two defined contribution pension plans pursuant to Section 401(k) of the Internal Revenue Code. All non-union and salaried employees of the Company are eligible for participation in the Savings Plan. Plan participants may contribute up to 15% of gross compensation. The Company provides a match of 50% of participant contributions, up to 6% of each participant's compensation. Contribution expense for the years ended July 31, 1997, 1996 and 1995 was $480, $343 and $127, respectively.

Certain union employees hired by National Acme after April 1, 1986, no longer accrue benefits under the defined benefit pension plan. These employees receive a contribution, based on their hire date, of either 1% or 3% of compensation. Plan participants may also contribute up to 15% of compensation. Contributions under this plan were $100 and $99 during fiscal 1997 and 1996, respectively.

Postretirement Benefits Other Than Pensions

The Company provides certain employees with health and life insurance benefits after retirement. Health insurance benefits require employee contributions in certain cases. The Company assumed postretirement medical liabilities of $20,559 as a result of the acquisition of The National Acme Company on October 23, 1995 (see Note 2).

Postretirement benefit cost includes the following components:


                                                        Year ended July 31,
                                                  ------------------------------
                                                    1997        1996       1995
                                                  -------     -------    -------
Service cost                                      $   101     $   129    $    71
Interest on projected benefit obligation            1,725        1203        460
Amortization of actuarial losses                     (131)          3         26
                                                  -------     -------    -------
Net periodic postretirement benefit cost          $ 1,695     $ 1,335    $   557
                                                  =======     =======    =======

The Company has not funded any portion of its postretirement benefit obligations.

The following table sets forth the funded status of the plans and the amount recognized in the accompanying balance sheets:

                                                                  July 31,
                                                            --------------------
                                                              1997         1996
                                                            -------      -------
Retirees                                                    $17,306      $19,835
Active plan participants - fully eligible                       843        1,285
Other active plan participants                                2,355        2,877
                                                            -------      -------
Accumulated postretirement benefit obligation                20,504       23,997
Unrecognized gain                                             3,694          994
                                                            -------      -------
                                                            $24,198      $24,991
                                                            =======      =======

The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.25% and 8.0% for fiscal 1997 and 1996, respectively. The medical cost trend rate in fiscal 1997 and 1996 was 8.5% and 9%, respectively, declining on a linear basis to a terminal rate of 5.5% by the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased fiscal 1997 and 1996 costs by approximately $95 and $89, respectively, and the accumulated postretirement benefit obligation as of July 31, 1997 and 1996 by $969 and $1,259, respectively.

NOTE 12 - INCOME TAXES

Pre-tax income/(loss) was $6,673, $(769) and $811 in fiscal 1997, 1996 and 1995, respectively.

The (benefit) provision for income taxes on income (loss) is summarized below:


                                                        Year ended July 31,
                                                   ----------------------------
                                                     1997      1996       1995
                                                   -------   -------    -------
Current tax expense
    Federal                                        $   104   $   132    $    31
    State and local                                    227       170        120
                                                   -------   -------    -------
    Total current                                      331       302        151
                                                   -------   -------    -------
Deferred tax expense (benefit)
    Federal                                          2,195      (301)    (1,120)
    State and local                                    133       (53)      (197)
                                                   -------   -------    -------
    Total deferred                                   2,328      (354)    (1,317)
                                                   -------   -------    -------
Release of valuation allowance:
    Charged to Excess of purchase price over net
       assets acquired from related parties            116      --        1,773
    Due to change in circumstances                    --        --       (1,189)
                                                   -------   -------    -------
Total                                              $ 2,775   $   (52)   $  (582)
                                                   =======   =======    =======

Deferred tax assets (liabilities) are comprised of the following:

                                                                July 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Intangible assets                                       $ (1,944)      $ (1,570)
Fixed assets                                              (2,742)        (2,900)
Inventories                                               (4,632)        (4,632)
                                                        --------       --------
Gross deferred tax liabilities                            (9,318)        (9,102)

Credit carryforwards                                         527            354
Noncompetition agreement                                      60            240
Inventory reserves                                         4,145          4,038
Intangible assets                                          2,367          2,954
Accounts receivable reserves                                 240            275
Accrued postretirement benefits                            9,688         10,005
Accrued pension benefits                                   4,722          4,676
Accrued expenses and other                                   854          2,289
                                                        --------       --------
Gross deferred tax assets                                 22,603         24,831
Deferred tax assets valuation allowance                   (4,589)        (4,705)
                                                        --------       --------
Net deferred taxes                                      $  8,696       $ 11,024
                                                        ========       ========

The tax benefit resulting from the amortization of excess tax basis (i.e. the excess over recorded book value) of certain intangible assets will reduce the equity account "Excess purchase price over net assets acquired from related parties," which will increase stockholders' equity (see Note 1). The Company has a valuation allowance of $2,367 and $2,483 in fiscal 1997 and 1996, respectively, related to this item because of the uncertainty of realization of this asset. The Company released $2,962 of valuation allowance in fiscal 1995 because of profitable results in recent history and expectations of income within the foreseeable future.

The Company recorded deferred tax assets of $7,551 related to the acquisition of National Acme (see Note 2) and also established a valuation allowance of $2,222 due to uncertainty of the realization of the deferred tax assets.

The differences between the U.S. federal statutory tax rate and the Company's effective rate on income from continuing operations are as follows:


                                                         Year ended July 31,
                                                      ------------------------
                                                       1997     1996      1995
                                                      -----    -----     -----
Statutory rate                                         34.0%    34.0%     34.0%
Valuation allowance                                    --       --       (146.6)
State income taxes, net of federal benefit              3.5    (10.0)     19.2
Nondeductible goodwill                                  3.5    (23.4)     --
Other nondeductible items                              --       (0.8)      6.3
Other                                                   0.6      6.9      15.3
                                                      -----    -----     -----
                                                       41.6%     6.7%    (71.8)%
                                                      =====    =====     =====

The Company has investment tax credit carryforwards of $287 which expire at various dates through the year 2000. The Company also has minimum tax credit carryforwards of $240 which have no expiration.

NOTE 13 - RELATED PARTIES

Stanwich Partners, Inc. ("SPI")

Two of the principals of SPI serve on the Company's Board of Directors. The Company has a consulting agreement, as amended, with SPI through July 1998, which provides for payments to SPI for consulting services of $261 per year for each of the three fiscal years ending July 31, 1996, 1997 and 1998. Aggregate SPI consulting fee expense under all agreements was $261 for each of the fiscal years ended July 31, 1997, 1996 and 1995. In fiscal 1996, the Company paid $250 for additional services in connection with the refinancing of the senior credit facility (see Notes 7 and 8). In fiscal 1995, the Company paid $180 for additional services in connection with the purchase of Cushman, Mideastern and Ed Smith (see Note 2).

In fiscal 1997, 1996 and 1995 the Company reimbursed SPI approximately $11, $5 and $7, respectively, for travel expenses incurred by SPI on behalf of the Company.

D.V. Associates, L.P.

Pursuant to a license agreement, the Company licenses certain trademarks from D.V. Associates, L.P., and the Company's rights to these trademarks are subject to the payment of certain license fees. The Company paid license fees to D.V. Associates, L.P., of $300 in fiscal 1997, 1996 and 1995. The Company holds an option to purchase the trademarks from D.V. Associates, L.P., for $3,000. Two of the Company's directors have limited partnership interests in D.V. Associates, L.P.

Charles E. Bradley and John G. Poole
In order to obtain the consent of the Subordinated Debt holders to the refinancing of the senior credit facility in October, 1995, Messrs. Bradley and Poole, directors and significant shareholders of the Company, loaned the Company $2,500 and $1,500, respectively, pursuant to the terms of Junior Subordinated Debentures, to replace the principal owed to one of the Subordinated Debenture holders. Also in connection with the refinancing, the holders of the Subordinated Debt agreed to release their security interest in the Company's assets. Mr. Bradley has pledged assets to secure the Subordinated Debt and will receive $90 annually as collateral fee for as long as the pledge is in effect, payable in monthly installments. During fiscal 1997 and 1996, the Company paid $90 and $68 as collateral fee to Mr. Bradley and his son. Interest payments on the Junior Subordinated Debt of $282 and $191 were paid to Mr. Bradley and $169 and $115 were paid to Mr. Poole for fiscal 1997 and 1996, respectively. In addition, interest payable to Messrs. Bradley and Poole of $143 and $84, respectively, has been added to the Junior Subordinated Debt balances as of July 31, 1997.

NOTE 14 - LEASE COMMITMENTS

The Company has various noncancelable operating leases relating principally to machinery and equipment and real property, which expire at various dates through 2006. Two of the Company's operating facilities were leased in April 1986 under an operating lease with an initial 20-year term. This lease contains an escalation provision, effective commencing on the fifth anniversary of the lease and thereafter at each five-year anniversary, based on increases in the consumer price index. Monthly payments are $80 after the escalation effective May 1996. The lease is renewable for four additional five-year terms. Upon completion of the initial 20-year term, the Company is required to renew the lease for at least one five-year term or purchase the property. Accordingly, the minimum rental commitments shown below reflect one additional five-year renewal term.

Rental expense relative to all operating leases for the years ended July 31, 1997, 1996 and 1995 was $2,529, $2,731 and $2,156, respectively. At July 31,
1997, future minimum rental commitments under noncancelable operating leases with a term in excess of one year are as follows:


                  Fiscal year
                  -----------
                  1998                         $  2,275
                  1999                            2,183
                  2000                            2,006
                  2001                            1,603
                  2002                            1,560
                  Thereafter                      8,729
                                               --------
                                               $ 18,356
                                               ========

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

On March 2, 1992, a purported class action suit was filed in the United States District Court for the District of Connecticut against the Company, Stanwich Oil & Gas, Inc., the First Boston Corporation and certain of the Company's officers and directors. The suit alleged violations of the federal securities laws and state and federal common law in connection with alleged misrepresentations and omissions made by the Company in connection with its initial public offering in March 1990 and in certain reports later issued by the Company. While management continues to believe the allegations were without merit, in March 1996 the Company and all the remaining defendants, collectively, reached a settlement of the suit with representatives of the purported class. Under the terms of the settlement, the defendants collectively would pay a total of approximately $1,500 over approximately five months. The Company accrued $2,400 in fiscal 1996 for the settlement and related litigation costs. The settlement was approved by the court at a hearing on July 19, 1996.

On November 3, 1995, a jury rendered a verdict against the Company in the net amount of approximately $1,300, plus interest, relating to a civil suit filed against the Company in the Supreme Court for the State of New York, County of Erie, styled Watson Bowman Acme Corp. v. DeVlieg-Bullard, Inc. The plaintiff alleged losses resulting from a breach of contract by the Company, as successor to DeVlieg-Lyons Integrated Systems, Inc., in connection with the delivery to the plaintiff of a CNC Milling Machine. The suit was originally filed on November 21, 1991.

The Company believes that the jury's verdict in this case failed to consider material evidence in the case that indicates that the Company was not in breach of the contract. Accordingly, a Notice of Appeal was filed on February 9, 1996. The Company made an accrual in the first quarter of fiscal 1996 in the amount of $2,200 for the jury's verdict, plus interest and other costs. This suit was settled for $1,500 during fiscal 1997.

The Company is also involved in litigation and proceedings, including product liability claims, in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company, after taking into account any proceeds of available insurance.

NOTE 16 - BUSINESS SEGMENTS

The Company's business activities are conducted by three business segments: the Machine Tool Group, the Tooling Systems Group and the Industrial Group. Financial information for each of these segments is summarized below:


                                                            Machine         Tooling
                                                               Tool         Systems      Industrial
                                                              Group           Group           Group       Corporate            Total
                                                              -----           -----           -----       ---------            -----
Year Ended July 31, 1997
Net sales                                                  $ 85,782        $ 21,152        $ 23,677        $   --           $130,611
Operating income                                             12,226           1,186           1,225          (2,874)          11,763
Identifiable assets                                          88,484          18,992           7,182           6,786          121,444
Capital expenditures (a)                                        677              60             391             280            1,408
Depreciation and amortization                                 3,158             350             388             609            4,505

Year ended July 31, 1996:
Net sales                                                  $ 68,604        $ 20,983        $ 23,727        $   --           $113,314
Operating income                                              6,430           1,064           1,155          (5,014)           3,635
Operating income without
  nonrecurring items (b)                                      8,630           1,064           1,155          (2,614)           8,235
Identifiable assets                                          83,226          19,942           8,022           8,613          119,803
Capital expenditures (a)                                        953              40             441             175            1,609
Depreciation and amortization                                 2,789             963             527             333            4,612

Year ended July 31, 1995:
Net sales                                                  $ 34,716        $ 21,246        $ 22,188        $   --           $ 78,150
Operating income                                              4,492           1,821             701          (3,609)           3,405
Operating income without
  nonrecurring items (b)                                      4,492           1,821             701          (2,042)           4,972
Identifiable assets                                          33,262          19,805           6,222           6,943           66,232
Capital expenditures (a)                                        417             140             360              53              970
Depreciation and amortization                                 1,427             827             536             (69)           2,721


(a) Capital expenditures include $192, $471 and $0 of leased assets financed by capital lease obligations in fiscal 1997, 1996 and 1995, respectively.

(b) Nonrecurring litigation costs of $4,600 in fiscal 1996 were allocated as follows: $2,200 to the Machine Tool Group and $2,400 to Corporate. Nonrecurring litigation costs of $1,500 in fiscal 1995 were allocated to Corporate. In fiscal 1995, nonrecurring operating expenses of $372 for unsuccessful acquisition costs and a $305 gain on the sale of land held for disposition were allocated to Corporate.

                                    PART III



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10. Directors and Executive Officers of the Registrant

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 10, 1997 contains, under the caption "Proposal 1:
Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Business - Executive Officers."

Item 11. Executive Compensation

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 10, 1997 contains, under the caption "Executive Compensation and Other Information," information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 10, 1997 contains, under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors," information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on December 10, 1997 contains, under the caption "Certain Relationships and Related Transactions," information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 10-K

(a)(1) The following financial statements of DeVlieg-Bullard, Inc., are included herein under Item 8 of Part II; Pages 17 to 37.

          Report of Independent Accountants

          Balance Sheets
            July 31, 1997 and 1996

          Statements of Operations
            Years ended July 31, 1997, 1996 and 1995

          Statements of Cash Flows
            Years ended July 31, 1997, 1996 and 1995

          Statements of Changes in Stockholders' Equity
            Years ended July 31, 1997, 1996 and 1995

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

(3)       Management Contracts and Compensatory Plans and Arrangements

          DeVlieg-Bullard, Inc., 1989 Employee Stock Plan (included as Exhibit 10.03).

          DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors (included as Exhibit 10.05).

          Non-Interference and Non-Disclosure Agreement executed by William O. Thomas dated May 25, 1994 (included as Exhibit 10.11).

          Consulting Agreement dated as of August 1, 1995, between the Company and Stanwich Partners, Inc. (included as Exhibit 10.13).

(b) DeVlieg-Bullard, Inc., did not file any reports on Form 8-K for the quarter ended July 31, 1997.

(c)       Exhibits:

Exhibit
Number    Description
------    -----------

3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No. 33-32725 ("Registration Statement."))

3.2       Restated Bylaws of the Company. (Incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement.)

4.1       Specimen Common Stock Certificate. (Incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement.)

4.2 Article IV of the Restated Certificate of Incorporation of the Company. (Included in Exhibit 3.1.)

10.01 Form of Registration Rights Agreement dated as of March 22, 1990, among the Company and certain stockholders identified therein. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement.)

10.02 License Agreement dated as of March 22, 1990, between D.V. Associates, L.P. and the Company. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement.)

10.03 DeVlieg-Bullard, Inc., 1989 Employee Stock Plan. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement.)

10.04 Amendment No. 1 to Shareholders' Agreement dated December 15, 1989. (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement.)

10.05 DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors. (Incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 ("1996 Form 10-K").

10.06 Amended and Restated Lease Agreement by and between Corporate Property Associates 5 and DeVlieg-Bullard, Inc., dated as of April 3, 1986, and amended and restated as of November 24, 1992. (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.)

10.07     Investment Agreement dated May 25, 1994, among (i) the Company and
          (ii) Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation, Banc One Capital Partners Corporation, and PNC Capital Corp. The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 ("April 1994 Form 10-Q."))

10.08 Debenture in the original principal amount of $2,360,000 issued May 25, 1994, by the Company to Allied Investment Corporation, the "Allied Investment Corporation Debenture." Although the Company repaid this debt on October 23, 1995, the following debentures are outstanding on terms that are substantially identical to the Allied Investment Corporation Debenture except as to Holder and amount:

          Holder                                               Principal Amount
          ------                                               ----------------
          Banc One Capital Partners Corporation                      $4,000,000
          PNC Capital Corp.                                           4,000,000
          (Incorporated by reference to Exhibit 10.44 to the Company's April 1994 Form 10-Q.)

10.09 Class A Stock Purchase Warrant issued by the Company May 25, 1994, to PNC Capital Corp., the "PNC Class A Warrant," for the right to purchase 333,333 shares of the Company's common stock. In addition, the Company issued the following warrant which is substantially identical to the PNC Class A Warrant except as to Holder and number of shares subject to warrant:

                                                       Number of Shares
          Holder                                     Subject  to Warrant
          ------                                     -------------------
          Banc One  Capital  Partners  Corporation               333,333
          (Incorporated by reference to Exhibit 10.45 to the Company's April 1994 Form 10-Q.)

10.10 Registration Agreement dated May 25, 1994, by and between DeVlieg-Bullard, Inc., and Allied Investment Corporation, Allied Investment Corporation II, Allied Capital Corporation, Banc One Capital Partners Corporation and PNC Capital Corp. (Incorporated by reference to Exhibit 10.47 to the Company's April 1994 Form 10-Q.)

10.11 Non-Interference and Non-Disclosure Agreement executed by William O. Thomas dated May 25, 1994. (Incorporated by reference to Exhibit 10.48 to the Company's April 1994 Form 10-Q.)

10.12 First Amendment to the DeVlieg-Bullard, Inc., 1989 Employee Stock Plan approved by the Company's stockholders at the annual meeting of stockholders held on December 15, 1993. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated November 19, 1993.)

10.13 Consulting Agreement dated as of August 1, 1995, between the Company and Stanwich Partners, Inc. (Incorporated by reference to Exhibit
          10.35 to the Company's Annual Report on Form 10-K for the year ended July 31, 1995.)

10.14 Stock Purchase Agreement among Acme-Cleveland Corporation, AC Intermediate Company and DeVlieg-Bullard, Inc., Dated September 7, 1995. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted but will be provided supplementally to the Commission upon request.) (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended July 31, 1995.)

10.15 First Amendment to Investment Agreement dated October 23, 1995, among Banc One Capital Partners Corporation, PNC Capital Corp., Allied Investment Corporation, Allied Investment Corporation II, Allied Capital Corporation II, Charles E. Bradley, Sr., John G. Poole and DeVlieg- Bullard, Inc. (Incorporated by reference to Exhibit 10.44 to the Company's Form 8-K dated November 7, 1995.)

10.16 Debenture in the original principal amount of $2,500,000 issued October 23, 1995, by DeVlieg- Bullard, Inc., to Charles E. Bradley, Sr. (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K dated November 7, 1995.)

10.17 Debenture in the original principal amount of $1,500,000 issued October 23, 1995, by DeVlieg- Bullard, Inc., to John G. Poole. (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K dated November 7, 1995.)

10.18 Class A Stock Purchase Warrant issued by DeVlieg-Bullard, Inc. on October 23, 1995, to Charles E. Bradley, Sr. (the "Bradley Class A Warrant") for the right to purchase 52,083 shares of the Company's common stock. In addition, the Company issued the following additional Class A Stock Purchase Warrants, which were substantially identical to the Bradley Class A Warrant, except as to the holder and number of shares subject to the warrant:

                                                                Number of Shares
          Holder                                              Subject to Warrant
          ------                                             -------------------
          John G. Poole                                                   31,250
          Charles E. Bradley, Sr.                                        104,166
          John G. Poole                                                   62,500
          Banc One Capital Partners Corporation                          166,667
          PNC Capital Corp.                                              166,667
          Allied Capital Corporation II                                   21,250
          Allied Investment Corporation II                                81,250
          Allied Investment Corporation                                  147,501
          (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K dated November 7, 1995.)

10.19 Class B Stock Purchase Warrant issued by DeVlieg-Bullard, Inc. dated October 23, 1995, to PNC Capital Corp. (The "PNC Class B Warrant") for the right to purchase a presently indeterminable number of shares of the Company's common stock. In addition, the Company issued substantially identical Class B Stock Purchase Warrants to each of Banc One Capital Partners Corporation, Allied Investment Corporation, Allied Investment Corporation II and Allied Capital Corporation II. (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K dated November 7, 1995.)

10.20 Class C Stock Purchase Warrant issued by DeVlieg-Bullard, Inc., dated October 23, 1995, to PNC Capital Corp. (the "PNC Class C Warrant") for the right to purchase 250,000 shares of the Company's common stock. In addition, the Company issued the following additional Class C Stock Purchase Warrants, which are substantially identical to the PNC Class C Warrant, except as to the holder and number of shares subject to the warrant:

                                                               Number of Shares
          Holder                                             Subject to Warrant
          ------                                             ------------------
          Banc One Capital Partners Corporation                         250,000
          Charles E. Bradley, Sr.                                       156,250
          John G. Poole                                                  93,750
          (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K dated November 7, 1995.)

10.21 Credit Support Agreement dated October 23, 1995, between DeVlieg-Bullard, Inc., and CPS Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Form 8-K dated November 7, 1995.)

10.22 First Amendment to Registration Rights Agreement dated October 23, 1995, among Allied Investment Corporation, Allied Investment Corporation II, Allied Capital Corporation II, Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley, Sr., John
          G. Poole and DeVlieg- Bullard, Inc. (Incorporated by reference to
          Exhibit 10.11 to the Company's Form 8-K dated November 7, 1995.)

10.23 Second Amendment to the DeVlieg-Bullard, Inc. 1989 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.34 to the 1996 Form 10-K.)

10.24 Second Amendment to the DeVlieg-Bullard, Inc. 1991 Stock Option Plan for Outside Directors. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated November 13, 1996.)

10.25 Amended and Restated Financing and Security Agreement dated January 17, 1997, between the CIT Group/Business Credit, Inc. and DeVlieg-Bullard, Inc. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Commission upon request. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997 ("January 1997 Form 10-Q."))

10.26 Amended and Restated Revolving Loan Promissory Note dated January 17, 1997, in the principal amount of $30,000,000 between the CIT Group/Business Credit, Inc., and DeVlieg-Bullard, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's January 1997 Form 10-Q.)

10.27 Amended and Restated Term Loan I Promissory Note dated January 17, 1997, in the principal amount of $5,000,000 between the CIT Group/Business Credit, Inc. and DeVlieg-Bullard, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's January 1997 Form 10-Q.)

10.28 Amended and Restated Term Loan II Promissory Note dated January 17, 1997, in the principal amount of $3,000,000 between the CIT Group/Business Credit, Inc. and DeVlieg-Bullard, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's January 1997 Form 10-Q.)

10.29 Amended and Restated Term Loan III Promissory Note dated January 17, 1997, in the principal amount of $2,000,000 between the CIT Group/Business Credit, Inc. and DeVlieg-Bullard, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's January 1997 Form 10-Q.)

10.30 Amended and Restated Term Loan IV Promissory Note dated January 17, 1997, in the principal amount of $1,500,000 between the CIT Group/Business Credit, Inc. and DeVlieg-Bullard, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's January 1997 Form 10-Q.)

10.31 Asset Purchase Agreement between Mattison Technologies, Inc. and DeVlieg-Bullard, Inc. dated December 18, 1996 (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 3, 1997.)

10.32 Secured Promissory Note dated January 16, 1997 in the principal amount of $2,600,000 between Mattison Technologies, Inc., and
          DeVlieg-Bullard, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated February 3, 1997.)

10.33 Registration Rights Agreement dated February 27, 1997, among DeVlieg-Bullard, Inc., Charles E. Bradley, Stanwich Oil and Gas, Inc. and Corestates Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 ("April 1997 Form 10-Q."))

10.34 Second Amendment to Investment Agreement dated April 12, 1996, among DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley and John G. Poole.

10.35 Third Amendment to Investment Agreement dated January 17, 1997, among DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley and John G. Poole. (Incorporated by reference to Exhibit 10.2 to the Company's April 1997 Form 10-Q.)

11        Computation of Earnings per Share

23        Consent of Price Waterhouse LLP

27        Financial Data Schedules (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 1997.

DEVLIEG-BULLARD, INC.
(Registrant)

By: /s/ William O. Thomas
    ---------------------
    William O. Thomas
    President and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                               Date
-----------------------                               ----

/s/ William O. Thomas                                 September 25, 1997
---------------------
    William O. Thomas
    President, Chief Executive Officer
    and Director
    (Principal Executive Officer)


/s/ Lawrence M. Murray                                September 25, 1997
----------------------
    Lawrence M. Murray
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)


                                                      September 25, 1997
----------------------
    Charles E. Bradley
    Chairman of the Board


/s/ Burton C. Borgelt                                 September 25, 1997
---------------------
    Burton C. Borgelt, Director


/s/ Thomas L. Cassidy                                 September 25, 1997
---------------------
    Thomas L. Cassidy, Director


/s/ George A. Chandler                                September 25, 1997
----------------------
    George A. Chandler, Director


/s/ John R. Kennedy                                   September 25, 1997
-------------------
    John R. Kennedy, Director


/s/ John E. McConnaughy, Jr.                          September 25, 1997
----------------------------
    John E. McConnaughy, Jr., Director


/s/ John G. Poole                                     September 25, 1997
-----------------
    John G. Poole, Director

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of DeVlieg-Bullard, Inc.


Our audits of the financial statements referred to in our report dated September 5, 1997 appearing on page 18 of this Form 10-K also included an audit of the Financial Statement Schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K on page 39. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
September 5, 1997

                              DeVlieg-Bullard, Inc.
                Schedule VIII - Valuation and Qualifying Accounts
                                 (in thousands)

                                                         Additions        Additions
                                      Balance at        Charged to       Charged to                           Balance at
                                  August 1, 1994           Expense            Other        Deductions      July 31, 1995
                                  --------------           -------            -----        ----------      -------------
Accounts Receivable                      $   706           $   187         $    207(5)      $  (290)(2)       $    810
Inventories                                5,035              (205)(3)        1,296(5)          (21)(4)          6,105
Deferred Tax Assets                        5,445                --               --          (2,962)             2,483

                                                         Additions        Additions
                                      Balance at        Charged to       Charged to                           Balance at
                                  August 1, 1995           Expense            Other        Deductions      July 31, 1996
                                  --------------           -------            -----        ----------      -------------
Accounts Receivable                      $   810           $    61         $    695         $  (487)(2)       $    453
Inventories                                6,105               (68)(3)        4,942(5)          (57)(4)         10,922
Deferred Tax Assets                        2,483                --            2,222(5)           --              4,705
Litigation Reserve                            38             4,600(6)            --          (2,329)(6)          2,309

                                                         Additions        Additions
                                      Balance at        Charged to       Charged to                           Balance at
                                  August 1, 1996           Expense            Other        Deductions      July 31, 1997
                                  --------------           -------            -----        ----------      -------------
Accounts Receivable                      $   453           $    36         $     --         $   (99)(2)       $    390
Inventories                               10,922               674(3)            --          (1,092)(4)         10,504
Deferred Tax Assets                        4,705                --               --            (116)             4,589
Litigation Reserve                         2,309              (712)              --          (1,597)(6)             --

(1)  Recoveries of amounts previously written off.

(2)  Write-off amounts deemed uncollectible.

(3)  Provision for obsolescence.

(4)  Scrapped inventory.

(5) Includes reserves of companies acquired (see Note 2 of Notes to the Company Financial Statements).

(6) See Note 15 of Notes to the Company Financial Statements for a description of litigation expenses. The Company settled one of the cases during fiscal 1997 and one during fiscal 1996.

Exhibit 11

                              DeVlieg-Bullard, Inc.
                        Computation of Earnings per Share
                (unaudited - in thousands, except per share data)




                                                 1997        1996          1995
                                               -------     --------      -------

Net income (loss)                              $ 3,898     $   (717)     $ 1,393
                                               =======     ========      =======

Average number of common
   shares outstanding                           12,259       12,250       12,250
Dilutive effect of outstanding
   options (a)                                     390          (b)           13
Dilutive effect of outstanding
   stock purchase warrants (a):
   Class A (issued May 1994)                       997          (b)          994
   New Class A (issued October 1995)               498          (b)         --
   Class B (c)                                     287          (b)         --
   Class C (d)                                     747          (b)         --
                                               -------     --------      -------
Total shares used in calculation of
   earnings per share                           15,178       12,250       13,257
                                               =======     ========      =======

Income (loss) per share                        $  0.26     $  (0.06)     $  0.11
                                               =======     ========      =======


(a)  As determined by application of the treasury stock method.

(b)  Not included in calculation as effect would be antidilutive.

(c) A total of 289 Class B stock purchase warrants were issuable in May 1997 using a formula based on the average closing stock price for the 90 days prior to issuance. The Class B warrants became issuable on March 18, 1996, but at that time, the number of shares to be issued was unknown.

(d) In connection with the refinancing of the senior credit facility in October 1995 (see Note 8 and 10 of Notes to the Company Financial Statements) 750,000 Class C stock purchase warrants ("Class C Warrants") were issued. The Company has the opportunity to earn back these shares based on earnings as defined in the agreement. For the year ended July 31, 1997 and 1996, the Company did not meet the defined earnings level, therefore all Class C Warrants would be considered outstanding since issuance.