Form 10-Q
period 1997-10-31
DEVLIEG BULLARD INC
filed 1997-12-15
CIK 858710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


Commission file number 0-18198

                              DeVlieg-Bullard, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                         62-1270573
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    One Gorham Island, Westport, CT                               06880
(Address of principal executive offices)                        (Zip Code)

                                  203-221-8201
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

The number of shares of common stock outstanding as of December 1, 1997 was 12,275,400.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                          October 31,     July 31,
                                                             1997           1997
                                                          ---------      ---------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $   1,019      $     637
  Accounts receivable, net                                   22,648         25,798
  Inventories, net                                           39,773         38,195
  Other current assets                                        1,593          1,519
                                                          ---------      ---------
    Total current assets                                     65,033         66,149

Property, plant and equipment, net                           13,085         12,657
Engineering drawings                                         17,583         18,039
Goodwill                                                     11,998         11,948
Other assets                                                 12,476         12,651
                                                          ---------      ---------
    Total assets                                          $ 120,175      $ 121,444
                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  10,633      $   9,751
  Accrued expenses and other current liabilities              9,279         11,969
  Revolving credit agreement                                 23,582         22,525
  Current portion of long-term debt                           3,795          3,631
                                                          ---------      ---------
    Total current liabilities                                47,289         47,876

Long-term debt (related party $4,227)                        13,832         14,179
Postretirement benefit obligation                            21,362         21,999
Other noncurrent liabilities                                 11,766         11,677
                                                          ---------      ---------
    Total liabilities                                        94,249         95,731

Stockholders' equity:
  Common stock, $0.01 par value; authorized
    30,000 shares; issued and outstanding
    12,275,400 and 12,250,000 shares                            123            123
  Additional paid-in capital                                 34,096         34,096
  Excess purchase price over net assets acquired from
    related parties                                         (16,242)       (16,242)
  Retained earnings                                           8,116          7,844
  Cumulative translation adjustment                            (167)          (108)
                                                          ---------      ---------
      Total stockholders' equity                             25,926         25,713
                                                          ---------      ---------
      Total liabilities and stockholders' equity          $ 120,175      $ 121,444
                                                          =========      =========

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                            Three Months Ended
                                                                October 31,
                                                           -------------------
                                                            1997        1996
                                                           -------     -------

Net sales                                                  $26,483     $32,134
Cost of sales                                               18,495      23,799
                                                           -------     -------
  Gross profit                                               7,988       8,335

Operating expenses:
  Engineering                                                  496         391
  Selling                                                    2,744       2,669
  General and administrative                                 2,968       2,819
                                                           -------     -------
    Total operating expenses                                 6,208       5,879
                                                           -------     -------

Operating profit                                             1,780       2,456

Other income, net                                               11          15
                                                           -------     -------

Income before interest and income taxes                      1,791       2,471

Interest expense (including related party interest
  of $176 and $171)                                          1,320       1,217
                                                           -------     -------

Income before income taxes                                     471       1,254

Provision for income taxes                                     199         525
                                                           -------     -------

Net income                                                 $   272     $   729
                                                           =======     =======

Income per common share                                    $  0.02     $  0.05
                                                           =======     =======

Average common shares and equivalents outstanding           15,458      15,228
                                                           =======     =======

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                          Three Months Ended
                                                                              October 31,
                                                                        ----------------------
                                                                          1997          1996
                                                                        --------      --------
Cash flows from operating activities:
Net income                                                              $    272      $    729
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          1,221         1,160
    Provision for losses on accounts receivable                               47            66
Changes in assets and liabilities, net of effects from acquisitions
  Decrease/(increase) in accounts receivable                               3,103        (3,735)
  (Increase)/decrease in inventories                                      (1,578)        2,992
  Increase in other current assets                                           (74)         (100)
  Increase/(decrease) in accounts payable                                    882           (87)
  (Decrease)/increase in accrued expenses and
    other current liabilities                                             (2,690)           82
  Other, net                                                                (497)         (167)
                                                                        --------      --------
  Net cash provided by operating activities                                  686           940

Cash flows from investing activities:
  Capital expenditures                                                      (534)         (434)
                                                                        --------      --------
  Net cash used for investing activities                                    (534)         (434)

Cash flows from financing activities:
  Borrowings under revolving credit agreement                             30,302        29,019
  Repayments under revolving credit agreement                            (29,245)      (27,815)
  Payments of long-term debt                                                (768)       (1,026)
                                                                        --------      --------
  Net cash provided by financing activities                                  289           178

Effect of exchange rate changes on cash                                      (59)           46
                                                                        --------      --------

Net increase in cash and cash equivalents                                    382           730
Cash and cash equivalents at beginning of period                             637           768
                                                                        --------      --------
Cash and cash equivalents at end of period                              $  1,019      $  1,498
                                                                        ========      ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                                              $  1,166      $    934
  Income taxes, net of refunds                                                13             8

During the three months ended October 31, 1997 and 1996, the Company entered into capital leases for computer equipment totaling $448 and $192, respectively, which were financed by capital lease obligations.

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                          Notes to Financial Statements


NOTE 1: Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of October 31, 1997 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1998 ("fiscal 1998") and the fiscal year ended July 31, 1997 ("fiscal 1997") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997. Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.


NOTE 2: Inventories

                                           October 31,             July 31,
                                               1997                  1997
                                             -------               -------
                                           (unaudited)
Inventories consisted of:
Raw materials                                $ 1,496               $ 1,448
Work-in-process                               12,275                11,452
Finished goods                                26,002                25,295
                                             -------               -------
                                             $39,773               $38,195
                                             =======               =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,557 and $10,504 at October 31, 1997 and July 31, 1997, respectively. Inventories valued using LIFO were $12,546 and $12,819 at October 31, 1997 and July 31, 1997, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis of $12,224 at October 31, 1997 and July 31, 1997.

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

Three months ended October 31, 1997 compared to three months ended October 31, 1996.

Net sales for the first quarter of fiscal 1998 were $26,483 compared to $32,134 for the first quarter of fiscal 1997, a decrease of $5,651, or 17.6%. The decrease in net sales was primarily new and rebuilt machines in the Machine Tool Group. As more fully discussed as part of the Machine Tool Group business segment below, the decline in sales in the first quarter of fiscal 1998 was the result of inadequate inventory levels to support the Company during a transition to outsourcing a major portion of machine and/or aftermarket parts that had previously been produced internally. The inadequate levels of inventory led to disruptions in production and meeting shipping schedules of machines during the quarter. Net sales of the aftermarket business of the Machine Tool Group during the first quarter of fiscal 1998 was even with the prior year, while the Tooling Systems Group and Industrial Group both showed improvements over the prior year of 7.6% and 14.1%, respectively.

Gross profit for the first quarter of fiscal 1997 was $7,988 compared to $8,335 for the first quarter of fiscal 1997, a decrease of $347, or 4.2%. The Tooling Systems Group, Industrial Group and the aftermarket business of the Machine Tool Group all showed substantial improvement as a result of cost reductions, changes in postretirement medical benefit programs and increased productivity. This was offset by the production and shipping problems in the new and rebuilt machines business of the Machine Tool Group.

E S G & A expenses were $6,208, or 23.4% of net sales, and $5,879, or 18.3% of net sales, in the first quarter of fiscal 1998 and fiscal 1997, respectively. The increase in the operating expenses as a percent to sales is the result of a decline in sales as discussed above.

Interest expense was $1,320 in the first quarter of fiscal 1998 compared to $1,217 in fiscal 1997's first quarter. The increase in interest expense is a result of increased debt.

Income tax expense of $199 was recorded for the first three months of fiscal 1998 compared to $525 for the same period last year, reflecting the reduced earnings levels in fiscal 1998.


Operating Results by Business Segment

Machine Tool Group. On August 1, 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally prior to August 1, 1997. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production during the quarter. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 first quarter sales were $15,093, or $6,778 lower than the $21,781 reported in the first quarter of fiscal 1997. Operating income for the first quarter of fiscal 1998 was $1,414 compared to

$2,929 in the first quarter of the prior year. This is the result of reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above.

Tooling Systems Group sales were $5,322 in the first quarter of fiscal 1998, compared to $4,945 in the first quarter of the prior year, an increase of $377, or 7.6%. Operating income for the first quarter of fiscal 1998 was $813, compared with $215 in the first quarter of the prior year. The improvement in operating income is the result of the increased volume, as well as reductions in benefit costs from changes in the postretirement medical program.

Industrial Group sales were $6,068 in the first quarter of fiscal 1998, compared to $5,318 in the first quarter of the prior year, an increase of $750, or 14.1%, with improvement primarily in the woodworking equipment product line. Operating income was $400 for the first quarter of fiscal 1998, compared to $80 in the same period a year ago. The improvement in operating income is the result of the increased volume and improved productivity.


New Accounting Pronouncements

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. Management will adopt SFAS 128 for the second quarter ending January 31, 1998, and expects that the diluted earnings per share calculation under SFAS 128 will not be materially different from the earnings per share the Company currently reports.


Liquidity and Capital Resources

Cash Flows

Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have been funded with increases in indebtedness, while funds from divestitures have generally been used to reduce indebtedness.

Net cash provided by operating activities was $686 for the three months ended October 31, 1997, compared to $940 for the first quarter of fiscal 1997.

Cash used for capital expenditures was $534 and $434 for the first quarter of fiscal 1998 and 1997, respectively. The Company currently has no material commitments for specific capital expenditures.


Financing and Investing

The balance outstanding under the Company's revolving credit agreement was $23,582 at October 31, 1997, compared to $22,525 at July 31, 1997. Long-term debt, including current maturities, at October 31, 1997, was $17,627, compared to $17,810 at July 31, 1997, a decrease of $183. The Company's total indebtedness was $41,209 and $40,335 at October 31, 1997 and July 31, 1997, respectively, an increase of $874. The increase in debt was used to finance working capital needs. Cash and equivalents at October 31, 1997 were $1,019, an increase of $382 compared to July 31, 1997. Net cash provided by financing activities was $289 in the first quarter of fiscal 1998 compared to $178 in the first quarter of the prior year.

The senior credit facility aggregating $40,000 is comprised of $5,693 in term loans and a revolving credit agreement, which provides for borrowings up to $30,000. Interest on the outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.69% at October 31, 1997. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at October 31, 1997 were $3,309.

The term loans in the amounts of $5,000, $3,000 and $1,500, respectively, require monthly principal payments of $86 beginning November 30, 1995, $83 beginning June 30, 1996 and $33 beginning January 31, 1997, respectively. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.94% at October 31, 1997.

Pursuant to the subordinated debt facility, the Company issued Subordinated Debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by Junior Subordinated Debentures. Interest payments on the Subordinated Debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The Subordinated Debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest on the Junior Subordinated Debentures accrues at 14.5%, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. The Junior Subordinated Debentures provide for the repayment of principal of $4,000 and unpaid interest in June 2001 or thirty days after the payment of the Subordinated Debentures.

The Company expects to continue to provide liquidity and finance its ongoing operational needs primarily through internally generated funds.


Outlook

As more fully described above in Operating Results by Business Segment under the heading Machine Tool Group, difficulties encountered during the changeover to outsourcing on August 1, 1997, caused fiscal 1998 first quarter net sales and net earnings per share to be $5,651 and $0.03 lower, respectively, than in the first quarter of fiscal 1997. The difficulties encountered were primarily the result of inadequate levels of parts inventory needed for first and second quarter new machine production and aftermarket sales. Although the Company expects the problem to be resolved by the end of the second quarter, second quarter sales and net earnings per share are expected to be similar to those of the first quarter of fiscal 1998.

The Company plans to continue expanding product and service offerings, both internally and through strategic acquisitions, while continuing to identify and implement additional cost savings measures.

A number of factors may affect future results, liquidity and capital resources; actual results may differ materially from those reflected by forward-looking statements made by the Company. These factors are discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1 Second Amendment to Amended and Restated Financing and Security Agreement dated September 17, 1997 among DeVlieg-Bullard, Inc., the CIT Group/Business Credit, Inc. and BNY Financial Corporation.

11     Computation of Earnings per Share

27     Financial Data Schedule (SEC use only)

(b)    Reports on Form 8-K


During the quarter ended October 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DeVlieg-Bullard, Inc.
                                        -----------------------------
                                        (Registrant)





Date: December 12, 1997                  By:  \s\  Lawrence M. Murray
                                        -----------------------------
                                             Lawrence M. Murray
                                             Vice President and Chief
                                             Financial Officer