Form 10-Q
period 1998-01-31
DEVLIEG BULLARD INC
filed 1998-03-17
CIK 858710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock outstanding as of March 1, 1998 was 12,309,900.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                            January 31,   July 31,
                                                               1998        1997
                                                            ---------    ---------
ASSETS                                                     (unaudited)
Current assets:
     Cash and cash equivalents                              $     471    $     637
     Accounts receivable, net                                  24,726       25,798
     Inventories, net                                          38,703       38,195
     Other current assets                                       1,824        1,519
                                                            ---------    ---------
         Total current assets                                  65,724       66,149

Property, plant and equipment, net                             12,599       12,657
Engineering drawings                                           17,184       18,039
Goodwill                                                       11,884       11,948
Other assets                                                   12,326       12,651
                                                            ---------    ---------
         Total assets                                       $ 119,717    $ 121,444
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  12,378    $   9,751
     Accrued expenses and other current liabilities             6,873       11,969
     Revolving credit agreement                                27,417       22,525
     Current portion of long-term debt                          2,857        3,631
                                                            ---------    ---------
         Total current liabilities                             49,525       47,876

Long-term debt (related party $4,227)                          13,558       14,179
Postretirement benefit obligation                              20,954       21,999
Other noncurrent liabilities                                   11,898       11,677
                                                            ---------    ---------
         Total liabilities                                     95,935       95,731

Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000 shares; issued and outstanding
         12,297,900 and 12,275,400 shares                         123          123
     Additional paid-in capital                                34,151       34,096
     Excess purchase price over net assets acquired from
         related parties                                      (16,242)     (16,242)
     Retained earnings                                          5,884        7,844
     Cumulative translation adjustment                           (134)        (108)
                                                            ---------    ---------
         Total stockholders' equity                            23,782       25,713
                                                            ---------    ---------
         Total liabilities and stockholders' equity         $ 119,717    $ 121,444
                                                            =========    =========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                      Three Months Ended      Six Months Ended
                                                          January 31,            January 31,
                                                       1998        1997       1998        1997
                                                     --------    --------   --------    --------
Net sales                                            $ 28,008    $ 31,363   $ 54,491    $ 63,497
Cost of sales                                          23,255      23,455     41,750      47,254
                                                     --------    --------   --------    --------
     Gross profit                                       4,753       7,908     12,741      16,243

Operating expenses:
     Engineering                                          509         395      1,005         786
     Selling                                            2,927       2,680      5,671       5,349
     General and administrative                         3,607       2,207      6,575       4,965
                                                     --------    --------   --------    --------
         Total E S G & A expenses                       7,043       5,282     13,251      11,100
     Anticipated loss on disposal                         250        --          250        --
     Other expense/(income), net                           (7)         52        (18)         98
                                                     --------    --------   --------    --------
Total operating expenses                                7,286       5,334     13,483      11,198
                                                     --------    --------   --------    --------

Operating (loss)/income                                (2,533)      2,574       (742)      5,045

Interest expense (including related party interest
     of $185, $171, $370 and $341)                      1,317       1,274      2,637       2,491
                                                     --------    --------   --------    --------

(Loss)/income before income taxes                      (3,850)      1,300     (3,379)      2,554

(Benefit)/provision for income taxes                   (1,618)        546     (1,419)      1,071
                                                     --------    --------   --------    --------

Net (loss)/income                                    $ (2,232)   $    754   $ (1,960)   $  1,483
                                                     ========    ========   ========    ========

Income per common share:
     Basic                                           $  (0.16)   $   0.05   $  (0.14)   $   0.11
                                                     ========    ========   ========    ========

     Diluted                                         $  (0.16)   $   0.05   $  (0.14)   $   0.10
                                                     ========    ========   ========    ========

Average number of shares outstanding:
     Basic                                             14,065      14,032     14,062      14,031
                                                     ========    ========   ========    ========

     Diluted                                           14,065      15,120     14,062      15,058
                                                     ========    ========   ========    ========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                        Six Months Ended
                                                                           January 31,
Cash flows from operating activities:                                   1998        1997
                                                                      --------    --------
Net income                                                            $ (1,960)   $  1,483
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                   2,595       2,525
         Provision for losses on accounts receivable                       134         (46)
         Loss on disposal of assets held for sale                          250        --
Changes in assets and liabilities, net of effects from acquisitions
     Decrease/(increase) in accounts receivable                            938      (6,365)
     (Increase)/decrease in inventories                                   (508)      4,223
     Increase in other current assets                                     (305)       (187)
     Increase in accounts payable                                        2,627         487
     (Decrease)/increase in accrued expenses and
         other current liabilities                                      (5,096)        543
     Other, net                                                           (800)       (289)
                                                                      --------    --------
     Net cash provided by operating activities                          (2,125)      2,374

Cash flows from investing activities:
     Purchase of business                                                 --          (763)
     Capital expenditures                                                 (810)       (714)
                                                                      --------    --------
     Net cash used for investing activities                               (810)     (1,477)

Cash flows from financing activities:
     Borrowings under revolving credit agreement                        60,307      62,026
     Repayments under revolving credit agreement                       (55,415)    (60,801)
     Payments of long-term debt                                         (2,152)     (1,858)
     Debt issuance costs                                                  --          (129)
     Proceeds from exercise of stock options                                55        --
                                                                      --------    --------
     Net cash provided by (used for) financing activities                2,795        (762)

Effect of exchange rate changes on cash                                    (26)         58
                                                                      --------    --------

Net increase in cash and cash equivalents                                 (166)        193
Cash and cash equivalents at beginning of period                           637         768
                                                                      --------    --------
Cash and cash equivalents at end of period                            $    471    $    961
                                                                      ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                         $  2,305    $  2,027
     Income taxes, net of refunds                                          254         118

The accompanying notes are an integral part of these financial statements.

During the six months ended January 31, 1997, the Company issued debt consisting of a $2,600 Seller's note and an increase in term debt of $3,500 in connection with acquisitions.

During the six months ended January 31, 1998 and 1997, the Company entered into capital leases for computer equipment totaling $475 and $192, respectively, which were financed by capital lease obligations.

                              DeVlieg-Bullard, Inc.
                          Notes to Financial Statements

NOTE 1: Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of January 31, 1998 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1998 ("fiscal 1998") and the fiscal year ended July 31, 1997 ("fiscal 1997") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997. Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

NOTE 2: Inventories
                                              January 31,               July 31,
Inventories consisted of:                            1998                   1997
                                                  -------                -------
                                              (unaudited)
Raw materials                                     $ 1,464                $ 1,448
Work-in-process                                    11,799                 11,452
Finished goods                                     25,440                 25,295
                                                  -------                -------
                                                  $38,703                $38,195
                                                  =======                =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,684 and $10,504 at January 31, 1998 and July 31, 1997, respectively. Inventories valued using LIFO were $12,834 and $12,819 at January 31, 1998 and July 31, 1997, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at January 31, 1998 and July 31, 1997.

NOTE 3: Earnings per Share

Effective with the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). In accordance with the provisions of SFAS 128, all prior periods have been restated. The diluted earnings per share under SFAS 128 is not materially different from the earnings per share the Company previously reported. In accordance with the provisions of SFAS 128, the number of basic shares includes the average of shares outstanding and the stock purchase warrants that are not contingently issuable (the Class A and Class B Warrants). The contingently issuable stock purchase warrants and stock options are included in the number of shares to be used in the diluted earnings per share calculation. Loss per share is computed by dividing net loss by the number of basic shares outstanding during the period. Stock options and contingently issuable stock purchase warrants are not included in this calculation, as they would be antidilutive.

NOTE 4: Long-Term Debt

On March 11, 1998, the Company amended its credit facility with its senior lender to increase the term loan by $2,500. The new term loan was consolidated with the existing term loans for an aggregate new term loan of $7,600. The proceeds from the new term loan will be used to repay a portion of the outstanding revolving credit agreement. Payments on the term loan are $200 monthly, starting March 31, 1998.

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

Three months ended January 31, 1998 compared to three months ended January 31, 1997.

Net sales for the second quarter of fiscal 1998 were $28,008 compared to $31,363 for the second quarter of fiscal 1997, a decrease of $3,355, or 10.7%. The decrease in net sales was primarily new and rebuilt machines in the Machine Tool Group. As more fully discussed as part of the Machine Tool Group business segment below, the decline in sales in the second quarter of fiscal 1998 was the result of inadequate inventory levels to support the Company during a transition to outsourcing a major portion of machine and/or aftermarket parts that had previously been produced internally. The inadequate levels of inventory led to disruptions in production and meeting shipping schedules of machines and aftermarket sales during the quarter. The Industrial Group's net sales for the second quarter were even with the prior year, while second quarter net sales were 6.1% lower for the Tooling Systems Group and 15.9% lower for the Machine Tool Group.

Gross profit for the second quarter of fiscal 1997 was $4,753 compared to $7,908 for the second quarter of fiscal 1997, a decrease of $3,155, or 39.9%. The Tooling Systems Group and the Industrial Group were basically even with the prior year, while the Machine Tool Group was down 62.3% from the prior year as a result of the production and shipping problems in the new and rebuilt machines business of the Machine Tool Group.

E S G & A expenses were $7,043, or 25.1% of net sales, and $5,342, or 17.0% of net sales, in the second quarter of fiscal 1998 and fiscal 1997, respectively. The increase in operating expenses is primarily an increase in the international sales effort and computer costs related to upgrading systems and making them year 2000 compliant, as well as increases in personnel costs related to the fiscal 1997 acquisition and temporary help related to the transition to outsourcing the Machine Tool Group parts production. The increase in the operating expenses as a percent to sales is the result of a decline in sales as discussed above, as well as the increase in expenses.

Interest expense was $1,317 in the second quarter of fiscal 1998 compared to $1,274 in fiscal 1997's second quarter. The increase in interest expense is a result of increased debt.

An income tax benefit of $1,618 was recorded for the second quarter of fiscal 1998 compared to tax expense of $546 for the same period last year, reflecting the loss in fiscal 1998.

Operating Results by Business Segment

Machine Tool Group. On August 1, 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally prior to August 1, 1997. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, including delays in vendor parts deliveries, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production which extended through the second quarter. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 second quarter sales were $16,243, or $3,063 lower than the $19,306 reported in the second quarter of fiscal 1997. An operating loss of $1,649 was recorded for the second quarter of fiscal 1998 compared to operating income of $2,423 in the second quarter of the prior year. This is the result of the reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above. Operating expenses for the second quarter were higher than the first quarter as a result of an increase in computer costs related to upgrading systems and making them year 2000 compliant, as well as increases in temporary help related to the transition to outsourcing the parts production. In addition, during the second quarter of fiscal 1998, the Machine Tool Group incurred a $250 charge for the write-down of property and plant that was being held for sale to the current market value.

The operational problems discussed above have been addressed and aggressive action has been taken to correct the problems, including replacing senior management of the Machine Tool Group who were responsible for the initial planning errors, scheduling a portion of the parts production at the Tooling Systems Group and adding key people to our engineering and purchasing staff to quickly bring this transition to a close.

Tooling Systems Group sales were $5,028 in the second quarter of fiscal 1998, compared to $5,352 in the second quarter of the prior year, a decrease of $324, or 6.1%. The decline from the prior year is primarily one large order for HSK Tools that was not repeated during fiscal 1998. Operating income for the second quarter of fiscal 1998 was $75, compared with $179 the second quarter of the prior year. The reduction in operating income is due to the volume changes.

Industrial Group sales were $6,737 in the second quarter of fiscal 1998, compared to $6,705 in the second quarter of the prior year, an increase of $32. Operating income was $268 for the second quarter of fiscal 1998, compared to $367 in the same period a year ago. The decline in operating income is the result of higher operating expenses primarily related to computer systems investment to deal with the year 2000 problem.

New Accounting Pronouncements

During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The diluted earnings per share calculation under SFAS 128 is not materially different from the earnings per share the Company had previously reported. In accordance with SFAS 128, prior periods have been restated.

Six months ended January 31, 1998 compared to six months ended January 31, 1997.

Net sales for the first six months of fiscal 1998 were $54,491 compared to $63,497 for the first six months of fiscal 1997, a decrease of $9,006, or 14.2%. The decrease in net sales was primarily new and rebuilt machines and related aftermarket sales in the Machine Tool Group. As more fully discussed as part of the Machine Tool Group business segment below, the decline in sales in the first six months of fiscal 1998 was the result of inadequate inventory levels to support the Company during a transition to outsourcing a major portion of machine and/or aftermarket parts that had previously been produced internally. The inadequate levels of inventory led to disruptions in production and meeting shipping schedules of machines and aftermarket parts during the first half of the year. Net sales for the first six months of fiscal 1998 compared to the prior year were 6.5% higher for the Industrial Group and 23.9% lower for the Machine Tool Group, while the Tooling Systems Group was even with the prior year.

Gross profit for the first six months of fiscal 1997 was $12,741 compared to $16,243 for the first six months of fiscal 1997, a decrease of $3,502, or 21.6%. Gross profit for the Tooling Systems Group increased 26.6% and the Industrial Group increased 20.7% over the prior year, while the Machine Tool Group was down 41.9% from the prior year as a result of the production and shipping problems.

E S G & A expenses were $13,251, or 24.3% of net sales, and $11,221, or 17.7% of net sales, in the first six months of fiscal 1998 and fiscal 1997, respectively. The increase in operating expenses is primarily an increase computer costs related to upgrading systems and making them year 2000 compliant, as well as increases in temporary help related to the transition to outsourcing the Machine Tool Group parts production. The increase in the operating expenses as a percent to sales is the result of a decline in sales as discussed above, as well as the increase in expenses.

Interest expense was $2,637 in the first six months of fiscal 1998 compared to $2,491 in the same period in fiscal 1997. The increase in interest expense is a result of increased debt.

An income tax benefit of $1,419 was recorded for the first six months of fiscal 1998 compared to tax expense of $1,071 for the same period last year, reflecting the loss in fiscal 1998.

Operating Results by Business Segment

Machine Tool Group. On August 1, 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally prior to August 1, 1997. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production during the period. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 first six months sales were $31,336, or $9,841 lower than the $41,177 reported in the first six months of fiscal 1997. Operating income was a loss of $235 for the first six months of fiscal 1998 compared to operating income of $5,352 in the first six months of the prior year. This is the result of the reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above. Operating expenses for the six months ended January 1998 were higher than the fiscal 1997 first six months as a result of an increase in the computer costs related to upgrading systems and making them year 2000 compliant, as well as increases in temporary help related to the transition to outsourcing the parts production. In addition, during the first six months of fiscal 1998, the Machine Tool Group incurred a $250 charge for the write-down of property and plant that was being held for sale to the current market value.

These problems have been addressed and aggressive action has been taken to correct the problems, including replacing senior management of the Machine Tool Group who were responsible for the initial planning errors, scheduling a portion of the parts production at the Tooling Systems Group and adding key people to our engineering and purchasing staff to quickly bring this transition to a close.

Tooling Systems Group sales were $10,350 in the first six months of fiscal 1998, compared to $10,297 in the first six months of the prior year, an increase of $53. Operating income for the first six months of fiscal 1998 was $888, compared with $394 the first six months of the prior year. The increase in operating income is due to productivity improvements and reductions in benefit costs from changes in the postretirement medical program.

Industrial Group sales were $12,805 in the first six months of fiscal 1998, compared to $12,023 in the first six months of the prior year, an increase of $782, or 6.5%. Operating income was $668 for the first six months of fiscal 1998, compared to $447 in the same period a year ago. The increase in operating income is the result of increased volume and improved productivity, offset by increased operating expenses related to computer systems.

Liquidity and Capital Resources

Cash Flows

Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have been funded with increases in indebtedness, while funds from divestitures have generally been used to reduce indebtedness.

Net cash used by operating activities was $2,125 for the six months ended January 31, 1998, compared to net cash provided by operating activities of $2,374 for the first six months of fiscal 1997.

Cash used for capital expenditures was $810 and $714 for the first six months of fiscal 1998 and 1997, respectively. The Company currently has no material commitments for specific capital expenditures. Cash of $763 was used for acquisitions during January 1997. The balance of the purchase price ($6,100) was financed through an increase in debt.

Financing and Investing

The balance outstanding under the Company's revolving credit agreement was $27,417 at January 31, 1998, compared to $22,525 at July 31, 1997. Long-term debt, including current maturities, at January 31, 1998, was $16,415, compared to $17,810 at July 31, 1997, a decrease of $1,395. The Company's total indebtedness was $43,832 and $40,335 at January 31, 1998 and July 31, 1997, respectively, an increase of $3,497. The increase in debt was used to finance working capital needs, particularly those of the Machine Tool Group as the Company works through the current difficulties, as discussed above. Cash and equivalents at January 31, 1998 were $471, a decrease of $166 compared to July 31, 1997. Net cash provided by financing activities was $2,795 in the first half of fiscal 1998 compared to a use of $762 in the first six months of the prior year.

The senior credit facility aggregating $40,000 is comprised of $5,086 in term loans and a revolving credit agreement, which provides for borrowings up to $30,000. Interest on the outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.59% at January 31, 1998. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. On March 11, 1998, the Company increased the existing term loans by $2,500 and consolidated all term loans together for a new term loan of $7,600. The proceeds from the new term loan will be used to repay a portion of the outstanding revolving credit agreement. Payments on the new term loan are $200 monthly, starting March 31, 1998. Unused borrowings available at February 28, 1998, after the effects of the new term loan, were approximately $3,500.

Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.84% at January 31, 1998.

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

Outlook

As more fully described above in Operating Results by Business Segment under the heading Machine Tool Group, difficulties encountered during the changeover to outsourcing on August 1, 1997, caused fiscal 1998 second quarter and first six months net sales and net earnings per share to be significantly lower than in the comparable periods in fiscal 1997. The difficulties encountered were primarily the result of inadequate levels of parts inventory needed for first and second quarter new machine production and aftermarket sales. As discussed above, the Company has taken steps to address the problems, and expects improved results in the third and fourth quarters of fiscal 1998. It is anticipated that full year fiscal 1998 net sales and earnings will be significantly below those reported in fiscal 1997.

The Company plans to continue expanding product and service offerings, both internally and through strategic acquisitions, and to identify and implement additional cost savings measures.

A number of factors may affect future results, liquidity and capital resources; actual results may differ materially from those reflected by forward-looking statements made by the Company. These factors are discussed in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

PART II - Other Information

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of DeVlieg-Bullard, Inc. was held on December 10, 1997, at which meeting the stockholders elected all directors to hold office until the next annual meeting and until their successors are duly elected and qualified.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1    Third Amendment to Amended and Restated Financing and Security Agreement
        dated   December  29,  1997  among   DeVlieg-Bullard,   Inc.,   the  CIT
        Group/Business Credit, Inc. and BNY Financial Corporation.

10.2    Fourth  Amendment  to  Amended  and  Restated   Financing  and  Security
        Agreement dated March 11, 1998 among DeVlieg-Bullard, Inc., the CIT Group/Business Credit, Inc. and BNY Financial Corporation.

10.3 Amended and Restated Term Loan Promissory Note dated March 11, 1998 in the principal amount of $4,750,000 between the DeVlieg-Bullard, Inc. and BNY Financial Corporation.

10.4 Amended and Restated Term Loan Promissory Note dated March 11, 1998 in the principal amount of $2,850,000 between the DeVlieg-Bullard, Inc. and BNY Financial Corporation.

10.5 Fourth Amendment to Investment Agreement dated September 17, 1997 DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley and John G. Poole.

10.6    Fifth  Amendment  to  Investment  Agreement  dated  March 11, 1998 among
        DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley and John G. Poole.

10.7 Amendment to Intercreditor Agreement dated March 11, 1998 between the CIT Group/Business Credit, Inc., Charles E. Bradley, John G. Poole, Banc One Capital Partners Corporation, and PNC Capital Corp.

11      Computation of Earnings per Share

27      Financial Data Schedules (SEC use only)

(b)  Reports on Form 8-K

During the quarter ended January 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DeVlieg-Bullard, Inc.
                                             --------------------------------
                                             (Registrant)





Date: March 17, 1997                          By: /s/ W.O. Thomas
                                                  ---------------------------
                                                      William O. Thomas
                                                      President and Chief
                                                      Executive Officer
                                                      (Acting Principal
                                                      Accounting Officer)