Form 10-Q
period 1998-04-30
DEVLIEG BULLARD INC
filed 1998-06-15
CIK 858710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------


                         Commission file number 0-18198

                              DEVLIEG-BULLARD, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    62-1270573
                --------                                    ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     One Gorham Island, Westport, CT                            06880
     -------------------------------                            -----
(Address of principal executive offices)                     (Zip Code)

                                  203-221-8201
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----      -----

The number of shares of common stock outstanding as of June 1, 1998 was 12,334,900.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                              April 30,        July 31,
                                                                1998             1997
                                                              ---------       ---------
ASSETS                                                       (unaudited)
------
Current assets:
     Cash and cash equivalents                                $     396       $     637
     Accounts receivable, net                                    24,836          25,798
     Inventories, net                                            39,846          38,195
     Other current assets                                         1,869           1,519
                                                              ---------       ---------
         Total current assets                                    66,947          66,149

Property, plant and equipment, net                               12,285          12,657
Engineering drawings                                             16,792          18,039
Goodwill                                                         11,772          11,948
Other assets                                                     12,208          12,651
                                                              ---------       ---------
         Total assets                                         $ 120,004       $ 121,444
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                         $  13,713       $   9,751
     Accrued expenses and other current liabilities               5,033          11,969
     Revolving credit agreement                                  25,237          22,525
     Current portion of long-term debt                            2,817           3,631
                                                              ---------       ---------
         Total current liabilities                               46,800          47,876

Long-term debt (related party $4,227)                            15,878          14,179
Postretirement benefit obligation                                21,370          21,999
Other noncurrent liabilities                                     12,051          11,677
                                                              ---------       ---------
         Total liabilities                                       96,099          95,731

Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000 shares; issued and outstanding
         12,309,900 and 12,275,400 shares                           123             123
     Additional paid-in capital                                  34,180          34,096
     Excess purchase price over net assets acquired from
         related parties                                        (16,242)        (16,242)
     Retained earnings                                            5,961           7,844
     Cumulative translation adjustment                             (117)           (108)
                                                              ---------       ---------
         Total stockholders' equity                              23,905          25,713
                                                              ---------       ---------
         Total liabilities and stockholders' equity           $ 120,004       $ 121,444
                                                              =========       =========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                       Three Months Ended       Nine Months Ended
                                                            April 30,                April 30,
                                                        1998         1997       1998         1997
                                                      --------     -------    --------     --------
Net sales                                             $ 32,240     $33,771    $ 86,731     $ 97,268
Cost of sales                                           24,239      24,241      65,989       71,495
                                                      --------     -------    --------     --------
     Gross profit                                        8,001       9,530      20,742       25,773

Operating expenses:
     Engineering                                           443         491       1,448        1,277
     Selling                                             3,211       2,799       8,882        8,148
     General and administrative                          2,893       2,962       9,468        8,048
                                                      --------     -------    --------     --------
         Total E S G & A expenses                        6,547       6,252      19,798       17,473
     Anticipated loss on disposal                         --          --           250         --
     Other expense/(income), net                           (18)       --           (36)         (23)
                                                      --------     -------    --------     --------
Total operating expenses                                 6,529       6,252      20,012       17,450
                                                      --------     -------    --------     --------

Operating income                                         1,472       3,278         730        8,323

Interest expense (including related party interest
     of $176, $171, $527 and $512)                       1,339       1,305       3,976        3,796
                                                      --------     -------    --------     --------

Income/(loss) before income taxes                          133       1,973      (3,246)       4,527

(Benefit)/provision for income taxes                        56         803      (1,363)       1,874
                                                      --------     -------    --------     --------

Net (loss)/income                                     $     77     $ 1,170    $ (1,883)    $  2,653
                                                      ========     =======    ========     ========

Income per common share:
     Basic                                            $   0.01     $  0.08    $  (0.13)    $   0.19
                                                      ========     =======    ========     ========

     Diluted                                          $   0.01     $  0.08    $  (0.13)    $   0.18
                                                      ========     =======    ========     ========

Average number of shares outstanding:
     Basic                                              14,091      14,043      14,072       14,035
                                                      ========     =======    ========     ========

     Diluted                                            15,172      15,267          NA       15,128
                                                      ========     =======    ========     ========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                         Nine Months Ended
                                                                             April 30,
                                                                         1998         1997
                                                                       --------     --------
Cash flows from operating activities:
Net income                                                             $ (1,883)    $  2,653
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                    3,988        3,606
         Provision for losses on accounts receivable                        194           14
         Loss on disposal of assets held for sale                           250         --
Changes in assets and liabilities, net of effects from acquisitions
     Decrease/(increase) in accounts receivable                             768       (6,227)
     (Increase)/decrease in inventories                                  (1,651)       4,592
     (Increase)/decrease in other current assets                           (350)       1,974
     Increase in accounts payable                                         3,962          448
     (Decrease) in accrued expenses and
         other current liabilities                                       (6,936)        (713)
     Other, net                                                            (255)        (937)
                                                                       --------     --------
         Net cash (used for)/provided by operating activities            (1,913)       5,410

Cash flows from investing activities:
     Purchase of business                                                  --         (1,023)
     Capital expenditures                                                  (735)        (912)
                                                                       --------     --------
         Net cash used for investing activities                            (735)      (1,935)

Cash flows from financing activities:
     Borrowings under revolving credit agreement                         91,754       97,488
     Repayments under revolving credit agreement                        (89,042)     (94,328)
     Proceeds from issuance of long-term debt                             2,514         --
     Payments of long-term debt                                          (2,894)      (5,831)
     Debt issuance costs                                                   --           (216)
     Proceeds from exercise of stock options                                 84           47
                                                                       --------     --------
         Net cash provided by (used for) financing activities             2,416       (2,840)

Effect of exchange rate changes on cash                                      (9)          38
                                                                       --------     --------

Net increase in cash and cash equivalents                                  (241)         673
Cash and cash equivalents at beginning of period                            637          768
                                                                       --------     --------
Cash and cash equivalents at end of period                             $    396     $  1,441
                                                                       ========     ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                          $  3,456     $  3,073
     Income taxes, net of refunds                                           328          148



The accompanying notes are an integral part of these financial statements.

During the nine months ended April 30, 1997, the Company issued debt consisting of a $2,600 Seller's note and an increase in term debt of $3,500 in connection with acquisitions.

During the nine months ended April 30, 1998 and 1997, the Company entered into capital leases for computer equipment totaling $834 and $192, respectively, which were financed by capital lease obligations.

                              DeVlieg-Bullard, Inc.
                          Notes to Financial Statements

NOTE 1: BASIS OF PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of April 30, 1998 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1998 ("fiscal 1998") and the fiscal year ended July 31, 1997 ("fiscal 1997") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997. Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

NOTE 2: INVENTORIES

                                                      April 30,        July 31,
Inventories consisted of:                               1998             1997
                                                       -------          -------
                                                      (unaudited)
Raw materials                                          $ 1,566          $ 1,448
Work-in-process                                         12,268           11,452
Finished goods                                          26,012           25,295
                                                       -------          -------
                                                       $39,846          $38,195
                                                       =======          =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,901 and $10,504 at April 30, 1998 and July 31, 1997, respectively.
Inventories valued using LIFO were $14,189 and $12,819 at April 30, 1998 and July 31, 1997, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at April 30, 1998 and July 31, 1997.

NOTE 3: EARNINGS PER SHARE
Effective with the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). In accordance with the provisions of SFAS 128, all prior periods have been restated. The diluted earnings per share under SFAS 128 is not materially different from the earnings per share the Company previously reported. In accordance with the provisions of SFAS 128, the number of basic shares includes the average of shares outstanding and the stock purchase warrants that are not contingently issuable (the Class A and Class B Warrants). The contingently issuable stock purchase warrants and stock options are included in the number of shares to be used in the diluted earnings per share calculation. Loss per share is computed by dividing net loss by the number of basic shares outstanding during the period. Stock options and contingently issuable stock purchase warrants are not included in this calculation, as they would be antidilutive.

NOTE 4: LONG-TERM DEBT
On March 11, 1998, the Company amended its credit facility with its senior lender to increase the term loan by approximately $2,500. The new term loan was consolidated with the existing term loans for an aggregate term loan of $7,600. The proceeds from the new term loan will be used to repay a portion of the outstanding revolving credit agreement. Payments on the term loan are $200 monthly, starting March 31, 1998.

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

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997. Although the Company's results improved during the third quarter of fiscal 1998 over the first and second quarters of the year, net sales for the third quarter of fiscal 1998 at $32,240 were down $1,531 compared to $33,771 for the third quarter of fiscal 1997. As more fully discussed as part of the Machine Tool Group business segment below, the decline in sales in the third quarter of fiscal 1998 resulted from a 9.3% decrease in net sales by the Machine Tool Group. The Tooling Systems Group and the Industrial Group net sales for the third quarter were higher than the prior year period by 4.4% and 4.7%, respectively.

Gross profit for the third quarter of fiscal 1998 was $8,001 compared to $9,530 for the third quarter of fiscal 1997, a decrease of $1,529, or 16.0%. Gross profit at the Tooling Systems Group was 8.9% higher than the prior year's third quarter, while gross profit at the Industrial Group was 4.3% lower. The primary reason for the decline was the Machine Tool Group, which was down by 27.9% from the prior year's third quarter as a result of the production and shipping problems discussed below.

E S G & A expenses were $6,547, or 20.3% of net sales, and $6,252, or 18.5% of net sales, in the third quarter of fiscal 1998 and fiscal 1997, respectively. The increase in operating expenses resulted primarily from an increase in the international sales effort, computer costs related to upgrading systems and the absence in the fiscal 1998 third quarter of certain income items related to a fiscal year 1993 divestiture. The increase in operating expenses as a percent to sales is the result of a decline in sales as discussed above, as well as the increase in expenses.

Interest expense was $1,339 in the third quarter of fiscal 1998 compared to $1,309 in fiscal 1997's third quarter.

Income tax expense in the third quarter of fiscal 1998 and fiscal 1997 was $56 and $803, respectively, reflecting the reduced income levels in fiscal 1998.

OPERATING RESULTS BY BUSINESS SEGMENT
MACHINE TOOL GROUP. In August 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, including delays in vendor parts deliveries, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production which extended through the third quarter. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 third quarter sales were $20,178, or $2,061 lower than the $22,239 reported in the third quarter of fiscal 1997. Operating income of $1,468 was recorded for the third quarter of fiscal 1998, compared to operating income of $3,317 in the third quarter of the prior year. This is the result of the reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above.

Operating expenses for the third quarter of fiscal 1998 were unchanged from those of the third quarter of the prior year.

Management believes the operational problems discussed above have been addressed and aggressive action has been taken to correct the problems, including replacing senior management of the Machine Tool Group who were responsible for the initial planning errors, scheduling a portion of the parts production at the Tooling Systems Group and adding key people to our engineering and purchasing staff to quickly bring this transition to a close. The steps taken to date have resulted in improved parts availability, however, the Company has not yet been able to outsource sufficient parts to expand its sales efforts.

TOOLING SYSTEMS GROUP sales were $5,437 in the third quarter of fiscal 1998 compared to $5,207 in the third quarter of the prior year, an increase of $230, or 4.4%. Operating income was $483 for the third quarter of fiscal 1998, compared to $368 for the third quarter of the prior year.

INDUSTRIAL GROUP sales were $6,625 in the third quarter of fiscal 1998, compared to $6,325 in the third quarter of the prior year, an increase of 4.7%. Operating income was $273 for the third quarter of fiscal 1998, compared to $453 in the same period a year ago. The decline in operating income is the result of higher operating expenses primarily costs related to upgrading computer systems and making them year 2000 compliant.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997. Net sales for the first nine months of fiscal 1998 were $86,731 compared to $97,268 for the first nine months of fiscal 1997, a decrease of $10,537, or 10.8%. The decrease in net sales resulted from an 18.8% decrease in net sales by the Machine Tool Group. Net sales for the first nine months of fiscal 1998 compared to the prior year were 5.9% higher for the Industrial Group and 1.8% higher for the Tooling Systems Group.

Gross profit for the first nine months of fiscal 1998 was $20,742 compared to $25,773 for the first nine months of fiscal 1998, a decrease of $5,031, or 19.5%. Gross profit for the Tooling Systems Group increased 19.9% and the Industrial Group increased 11.2% over the prior year, while the Machine Tool Group decreased 36.7% from the prior year as a result of the production and shipping problems discussed below.

E S G & A expenses were $19,798, or 22.8% of net sales, and $17,473, or 18.0% of net sales, in the first nine months of fiscal 1998 and fiscal 1997, respectively. The increase in operating expenses is a result of an increase in international sales efforts, costs related to upgrading computer systems and the absence in this year's third quarter of certain income items related to a fiscal year 1993 divestiture. In addition, fiscal 1998 included $800 in charges from the write-down of a plant being held for sale and other reserves, plus the absence in fiscal 1998 of a reversal of a reserve for legal costs that had been set up in fiscal 1996 and reversed in fiscal 1997. The increase in operating expenses as a percentage of sales is the result of a decline in sales, as discussed above, as well as the increase in expenses.

Interest expense was $3,976 in the first nine months of fiscal 1998 compared to $3,796 in the same period in fiscal 1998. The increase in interest expense is a result of increased debt.

An income tax benefit of $1,363 was recorded for the first nine months of fiscal 1998 compared to tax expense of $1,874 for the same period last year, reflecting the loss in fiscal 1998.

OPERATING RESULTS BY BUSINESS SEGMENT
MACHINE TOOL GROUP. In August 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production during the period. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 first nine months sales were $51,514, or $11,902 lower than the $63,416 reported in the first nine months of fiscal 1997. Operating income was $1,233 for the first nine months of fiscal 1998 compared to $8,669 in the first nine months of the prior year. This is the result of the reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above. Operating expenses for the nine months ended April 30, 1998 were higher than the fiscal 1997 first nine months as a result of an increase in the computer costs related to upgrading systems, as well as increases in temporary help related to the transition to outsourcing the parts production. In addition, in the second quarter of fiscal 1998, the Machine Tool Group incurred a $250 charge for the write-down of property and plant that was being held for sale to the current market value.

Management believes these problems have been addressed and aggressive action has been taken to correct the problems, including replacing senior management of the Machine Tool Group who were responsible for the initial planning errors, scheduling a portion of the parts production at the Tooling Systems Group and adding key people to our engineering and purchasing staff to quickly bring this transition to a close. The steps taken to date have resulted in improved parts availability, however, the Company has not been able to outsource sufficient parts to expand its sales efforts.

TOOLING SYSTEMS GROUP sales were $15,787 in the first nine months of fiscal 1998, compared to $15,504 in the first nine months of the prior year, an increase of $283, or 1.8%. Operating income for the first nine months of fiscal 1998 was $1,371, compared with $762 in the first nine months of the prior year. The increase in operating income is due to productivity improvements and reductions in benefit costs from changes in the postretirement medical program.

INDUSTRIAL GROUP sales were $19,430 in the first nine months of fiscal 1998, compared to $18,348 in the first nine months of the prior year, an increase of $1,082, or 5.9%. Operating income was $941 for the first nine months of fiscal 1998, compared to $900 in the same period a year ago. The increase in operating income is the result of increased volume and improved productivity, offset by increased operating expenses related to computer systems.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have generally been funded with increases in indebtedness.

Net cash used by operating activities was $1,913 for the nine months ended April 30, 1998, compared to net cash provided by operating activities of $5,410 for the first nine months of fiscal 1997.

Cash used for capital expenditures was $735 and $912 for the first nine months of fiscal 1998 and 1997, respectively. The Company currently has no material commitments for specific capital expenditures. Cash of $1,023 was used for acquisitions during fiscal 1997. The balance of the purchase price ($6,100) was financed through an increase in debt.

FINANCING AND INVESTING
The balance outstanding under the Company's revolving credit agreement was $25,237 at April 30, 1998, compared to $22,525 at July 31, 1997. Long-term debt, including current maturities, at April 30, 1998, was $18,695, compared to $17,810 at July 31, 1997, an increase of $885. The Company's total indebtedness was $43,932 and $40,335 at April 30, 1998 and July 31, 1997, respectively, an increase of $3,597. The increase in debt was used to finance working capital needs, particularly those of the Machine Tool Group. Cash and equivalents at April 30, 1998 were $396, a decrease of $241 compared to July 31, 1997. Net cash provided by financing activities was $2,416 in the first half of fiscal 1998 compared to a use of $2,840 in the first nine months of the prior year.

The senior credit facility is comprised of $7,200 in term loans and a revolving credit agreement, which provides for borrowings up to $30,000. Interest on the outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.66% at April 30, 1998. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Payments on the term loan are $200 monthly, starting March 31, 1998. Unused borrowings available at April 30, 1998 were approximately $3,500.

Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.91% at April 30, 1998.

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

YEAR 2000 COMPLIANCE
Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned upgrades to information systems prior to the need to comply with Year 2000 requirements. The Company does not expect the additional cost to have a material impact on the results of operations or cash flow. The Company believes that, with modifications to existing software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Also, a number of the Company's customers and suppliers may be affected the Year 2000 issue that require that they expend significant resources to modify or replace their existing systems; their failure to properly address the Year 2000 issue could have significant impact on the Company's operations.

NEW ACCOUNTING PRONOUNCEMENTS
During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The diluted earnings per share calculation under SFAS 128 is not materially different from the earnings per share the Company had previously reported. In accordance with SFAS 128, prior periods have been restated.

OUTLOOK
As more fully described above in Operating Results by Business Segment under the heading Machine Tool Group, difficulties encountered during the changeover to outsourcing on August 1, 1997, caused fiscal 1998 third quarter and first nine months net sales and net earnings per share to be significantly lower than in the comparable periods in fiscal 1997. The difficulties encountered were primarily the result of inadequate levels of parts inventory needed for new machine production and aftermarket sales. As discussed above, the Company has taken steps to address the problems, and expects improved profitability in the fourth quarter of fiscal 1998, although at levels below those reported in the fourth quarter of fiscal 1997. Full year fiscal 1998 net sales and earnings will be significantly below those reported in fiscal 1997.

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


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

11   Computation of Earnings per Share

27   Financial Data Schedules (SEC use only)



(b)  Reports on Form 8-K

During the quarter ended April 30, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DeVlieg-Bullard, Inc.
                                      ---------------------
                                      (Registrant)





Date: March 17, 1997                  By: /s/  Thomas V. Gilboy
      --------------                      --------------------------------------
                                      Thomas V. Gilboy
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)