Form 10-Q/A
period 1998-01-31
DEVLIEG BULLARD INC
filed 1998-10-09
CIK 858710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to ______________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock outstanding as of March 1, 1998 was 12,309,900.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                            January 31,   July 31,
                                                               1998         1997
                                                            -----------  ---------
                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                              $     471    $     637
     Accounts receivable, net                                  24,726       25,798
     Inventories, net                                          38,703       38,195
     Other current assets                                       1,824        1,519
                                                            ---------    ---------
         Total current assets                                  65,724       66,149

Property, plant and equipment, net                             12,599       12,657
Engineering drawings                                           17,184       18,039
Goodwill                                                       11,884       11,948
Other assets                                                   12,326       12,651
                                                            ---------    ---------
         Total assets                                       $ 119,717    $ 121,444
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                       $  12,378    $   9,751
     Accrued expenses and other current liabilities             6,727       11,969
     Revolving credit agreement                                27,417       22,525
     Current portion of long-term debt                          2,857        3,631
                                                            ---------    ---------
         Total current liabilities                             49,379       47,876

Long-term debt (related party $4,227)                          13,558       14,179
Postretirement benefit obligation                              21,304       21,999
Other noncurrent liabilities                                   11,898       11,677
                                                            ---------    ---------
         Total liabilities                                     96,139       95,731

Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000 shares; issued and outstanding
         12,297,900 and 12,275,400 shares                         123          123
     Additional paid-in capital                                34,151       34,096
     Excess purchase price over net assets acquired from
         related parties                                      (16,242)     (16,242)
     Retained earnings                                          5,680        7,844
     Cumulative translation adjustment                           (134)        (108)
                                                            ---------    ---------
         Total stockholders' equity                            23,578       25,713
                                                            ---------    ---------
         Total liabilities and stockholders' equity         $ 119,717    $ 121,444
                                                            =========    =========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                     Three Months Ended       Six Months Ended
                                                         January 31,            January 31,
                                                       1998        1997       1998        1997
                                                     --------    --------   --------    --------
Net sales                                            $ 28,008    $ 31,363   $ 54,491    $ 63,497
Cost of sales                                          23,605      23,455     42,100      47,254
                                                     --------    --------   --------    --------
     Gross profit                                       4,403       7,908     12,391      16,243

Operating expenses:
     Engineering                                          509         395      1,005         786
     Selling                                            2,927       2,680      5,671       5,349
     General and administrative                         3,607       2,207      6,575       4,965
                                                     --------    --------   --------    --------
         Total E S G & A expenses                       7,043       5,282     13,251      11,100
     Anticipated loss on disposal                         250          --        250          --
     Other expense/(income), net                           (7)         52        (18)         98
                                                     --------    --------   --------    --------
Total operating expenses                                7,286       5,334     13,483      11,198
                                                     --------    --------   --------    --------

Operating (loss)/income                                (2,883)      2,574     (1,092)      5,045

Interest expense (including related party interest
     of $185, $171, $370 and $341)                      1,317       1,274      2,637       2,491
                                                     --------    --------   --------    --------

(Loss)/income before income taxes                      (4,200)      1,300     (3,729)      2,554

(Benefit)/provision for income taxes                   (1,764)        546     (1,565)      1,071
                                                     --------    --------   --------    --------

Net (loss)/income                                    $ (2,436)   $    754   $ (2,164)   $  1,483
                                                     ========    ========   ========    ========

Income per common share:
     Basic                                           $  (0.17)   $   0.05   $  (0.15)   $   0.11
                                                     ========    ========   ========    ========

     Diluted                                         $  (0.17)   $   0.05   $  (0.15)   $   0.10
                                                     ========    ========   ========    ========

Average number of shares outstanding:
     Basic                                             14,065      14,032     14,062      14,031
                                                     ========    ========   ========    ========

     Diluted                                           14,065      15,120     14,062      15,058
                                                     ========    ========   ========    ========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                       Six Months Ended
                                                                          January 31,
                                                                        1998        1997
                                                                      --------    --------
Cash flows from operating activities:
Net income                                                            $ (2,164)   $  1,483
Adjustments  to  reconcile net income to net cash
   provided  by  operating activities:
         Depreciation and amortization                                   2,595       2,525
         Provision for losses on accounts receivable                       134         (46)
         Loss on disposal of assets held for sale                          250          --
Changes in assets and liabilities, net of effects from acquisitions
     Decrease/(increase) in accounts receivable                            938      (6,365)
     (Increase)/decrease in inventories                                   (508)      4,223
     Increase in other current assets                                     (305)       (187)
     Increase in accounts payable                                        2,627         487
     (Decrease)/increase in accrued expenses and
         other current liabilities                                      (5,242)        543
     Other, net                                                           (450)       (289)
                                                                      --------    --------
     Net cash provided by operating activities                          (2,125)      2,374

Cash flows from investing activities:
     Purchase of business                                                   --      (6,863)
     Capital expenditures                                                 (810)       (714)
                                                                      --------    --------
     Net cash used for investing activities                               (810)     (7,577)

Cash flows from financing activities:
     Borrowings under revolving credit agreement                        60,307      62,026
     Repayments under revolving credit agreement                       (55,415)    (60,801)
     Proceeds from issuance of long-term debt                               --       6,100
     Payments of long-term debt                                         (2,152)     (1,858)
     Debt issuance costs                                                    --        (129)
     Proceeds from exercise of stock options                                55          --
                                                                      --------    --------
     Net cash provided by (used for) financing activities                2,795       5,338

Effect of exchange rate changes on cash                                    (26)         58
                                                                      --------    --------

Net increase in cash and cash equivalents                                 (166)        193
Cash and cash equivalents at beginning of period                           637         768
                                                                      --------    --------
Cash and cash equivalents at end of period                            $    471    $    961
                                                                      ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                         $  2,305    $  2,027
     Income taxes, net of refunds                                          254         118

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

NOTE 2: Inventories
                                                   January 31,          July 31,
Inventories consisted of:                             1998                1997
                                                   ----------           --------
                                                   (unaudited)
Raw materials                                        $ 1,464             $ 1,448
Work-in-process                                       11,799              11,452
Finished goods                                        25,440              25,295
                                                     -------             -------
                                                     $38,703             $38,195
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

Gross profit for the second quarter of fiscal 1998 was $4,403 compared to $7,908 for the second quarter of fiscal 1997, a decrease of $3,505, or 44.3%. The Tooling Systems Group and the Industrial Group were basically even with the prior year, while the Machine Tool Group was down 69.1% from the prior year as a result of the production and shipping problems in the new and rebuilt machines business of the Machine Tool Group.

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

An income tax benefit of $1,764 was recorded for the second quarter of fiscal 1998 compared to tax expense of $546 for the same period last year, reflecting the loss in fiscal 1998.

Operating Results by Business Segment

Machine Tool Group. On August 1, 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally prior to August 1, 1997. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, including delays in vendor parts deliveries, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production which extended through the second quarter. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 second quarter sales were $16,243, or $3,063 lower than the $19,306 reported in the second quarter of fiscal 1997. An operating loss of $1,999 was recorded for the second quarter of fiscal 1998 compared to operating income of $2,423 in the second quarter of the prior year. This is the result of the reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above. Operating expenses for the second quarter were higher than the first quarter as a result of an increase in computer costs related to upgrading systems and making them year 2000 compliant, as well as increases in temporary help related to the transition to outsourcing the parts production. In addition, during the second quarter of fiscal 1998, the Machine Tool Group incurred a $250 charge for the write-down of property and plant that was being held for sale to the current market value.

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

Gross profit for the first six months of fiscal 1997 was $12,391 compared to $16,243 for the first six months of fiscal 1997, a decrease of $3,852, or 23.7%. Gross profit for the Tooling Systems Group increased 26.6% and the Industrial Group increased 20.7% over the prior year, while the Machine Tool Group was down 45.1% from the prior year as a result of the production and shipping problems.

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

An income tax benefit of $1,565 was recorded for the first six months of fiscal 1998 compared to tax expense of $1,071 for the same period last year, reflecting the loss in fiscal 1998.

Operating Results by Business Segment

Machine Tool Group. On August 1, 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally prior to August 1, 1997. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production during the period. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 first six months sales were $31,336, or $9,841 lower than the $41,177 reported in the first six months of fiscal 1997. Operating income was a loss of $585 for the first six months of fiscal 1998 compared to operating income of $5,352 in the first six months of the prior year. This is the result of the reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above. Operating expenses for the six months ended January 1998 were higher than the fiscal 1997 first six months as a result of an increase in the computer costs related to upgrading systems and making them year 2000 compliant, as well as increases in temporary help related to the transition to outsourcing the parts production. In addition, during the first six months of fiscal 1998, the Machine Tool Group incurred a $250 charge for the write-down of property and plant that was being held for sale to the current market value.

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

Cash used for capital expenditures was $810 and $714 for the first six months of fiscal 1998 and 1997, respectively. The Company currently has no material commitments for specific capital expenditures. Cash of $6,863 was used for acquisitions during January 1997.

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

10.3 Amended and Restated Term Loan Promissory Note dated March 11, 1998 in the principal amount of $4,750,000 between the DeVlieg-Bullard, Inc. and the CIT Group/Business Credit, Inc.

10.4 Amended and Restated Term Loan Promissory Note dated March 11, 1998 in the principal amount of $2,850,000 between the DeVlieg-Bullard, Inc. and BNY Financial Corporation.

10.5 Fourth Amendment to Investment Agreement dated September 17, 1997 among DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley and John G. Poole.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DeVlieg-Bullard, Inc.
                                   (Registrant)



Date: October 9, 1998              By: /s/  Thomas V. Gilboy
                                      ----------------------------------------
                                      Thomas V. Gilboy
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)