Form 10-Q/A
period 1998-04-30
DEVLIEG BULLARD INC
filed 1998-10-09
CIK 858710

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of common stock outstanding as of June 1, 1998 was 12,334,900.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                            April 30,     July 31,
                                                              1998          1997
                                                            ---------    ---------
ASSETS                                                     (unaudited)
Current assets:
     Cash and cash equivalents                              $     396    $     637
     Accounts receivable, net                                  24,836       25,798
     Inventories, net                                          39,846       38,195
     Other current assets                                       1,869        1,519
                                                            ---------    ---------
         Total current assets                                  66,947       66,149

Property, plant and equipment, net                             12,285       12,657
Engineering drawings                                           16,792       18,039
Goodwill                                                       11,772       11,948
Other assets                                                   12,208       12,651
                                                            ---------    ---------
         Total assets                                       $ 120,004    $ 121,444
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                       $  13,713    $   9,751
     Accrued expenses and other current liabilities             4,887       11,969
     Revolving credit agreement                                25,237       22,525
     Current portion of long-term debt                          2,817        3,631
                                                            ---------    ---------
         Total current liabilities                             46,654       47,876

Long-term debt (related party $4,227)                          15,878       14,179
Postretirement benefit obligation                              21,720       21,999
Other noncurrent liabilities                                   12,051       11,677
                                                            ---------    ---------
         Total liabilities                                     96,303       95,731

Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000 shares; issued and outstanding
         12,309,900 and 12,275,400 shares                         123          123
     Additional paid-in capital                                34,180       34,096
     Excess purchase price over net assets acquired from
         related parties                                      (16,242)     (16,242)
     Retained earnings                                          5,757        7,844
     Cumulative translation adjustment                           (117)        (108)
                                                            ---------    ---------
         Total stockholders' equity                            23,701       25,713
                                                            ---------    ---------
         Total liabilities and stockholders' equity         $ 120,004    $ 121,444
                                                            =========    =========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                      Three Months Ended      Nine Months Ended
                                                           April 30,              April 30,
                                                       1998        1997       1998        1997
                                                     --------    --------   --------    --------
Net sales                                            $ 32,240    $ 33,771   $ 86,731    $ 97,268
Cost of sales                                          24,239      24,241     66,339      71,495
                                                     --------    --------   --------    --------
     Gross profit                                       8,001       9,530     20,392      25,773

Operating expenses:
     Engineering                                          443         491      1,448       1,277
     Selling                                            3,211       2,799      8,882       8,148
     General and administrative                         2,893       2,962      9,468       8,048
                                                     --------    --------   --------    --------
         Total E S G & A expenses                       6,547       6,252     19,798      17,473
     Anticipated loss on disposal                          --          --        250          --
     Other expense/(income), net                          (18)         --        (36)        (23)
                                                     --------    --------   --------    --------
Total operating expenses                                6,529       6,252     20,012      17,450
                                                     --------    --------   --------    --------

Operating income                                        1,472       3,278        380       8,323

Interest expense (including related party interest
     of $176, $171, $527 and $512)                      1,339       1,305      3,976       3,796
                                                     --------    --------   --------    --------

Income/(loss) before income taxes                         133       1,973     (3,596)      4,527

(Benefit)/provision for income taxes                       56         803     (1,509)      1,874
                                                     --------    --------   --------    --------

Net (loss)/income                                    $     77    $  1,170   $ (2,087)   $  2,653
                                                     ========    ========   ========    ========

Income per common share:
     Basic                                              $0.01       $0.08     $(0.15)      $0.19
                                                     ========    ========   ========    ========

     Diluted                                            $0.01       $0.08     $(0.15)      $0.18
                                                     ========    ========   ========    ========

Average number of shares outstanding:
     Basic                                             14,091      14,043     14,072      14,035
                                                     ========    ========   ========    ========

     Diluted                                           15,172      15,267         NA      15,128
                                                     ========    ========   ========    ========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                       Nine Months Ended
                                                                            April 30,
                                                                        1998        1997
                                                                      --------    --------
Cash flows from operating activities:
Net income                                                            $ (2,087)   $  2,653
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                   3,988       3,606
         Provision for losses on accounts receivable                       194          14
         Loss on disposal of assets held for sale                          250          --
Changes in assets and liabilities, net of effects from acquisitions
     Decrease/(increase) in accounts receivable                            768      (6,227)
     (Increase)/decrease in inventories                                 (1,651)      4,592
     (Increase)/decrease in other current assets                          (350)      1,974
     Increase in accounts payable                                        3,962         448
     (Decrease) in accrued expenses and
         other current liabilities                                      (7,082)       (713)
     Other, net                                                             95        (937)
                                                                      --------    --------
         Net cash (used for)/provided by operating activities           (1,913)      5,410

Cash flows from investing activities:
     Purchase of business                                                   --      (7,123)
     Capital expenditures                                                 (735)       (912)
                                                                      --------    --------
         Net cash used for investing activities                           (735)     (8,035)

Cash flows from financing activities:
     Borrowings under revolving credit agreement                        91,754      97,488
     Repayments under revolving credit agreement                       (89,042)    (94,328)
     Proceeds from issuance of long-term debt                            2,514       6,100
     Payments of long-term debt                                         (2,894)     (5,831)
     Debt issuance costs                                                    --        (216)
     Proceeds from exercise of stock options                                84          47
                                                                      --------    --------
         Net cash provided by financing activities                       2,416       3,260

Effect of exchange rate changes on cash                                     (9)         38
                                                                      --------    --------

Net increase in cash and cash equivalents                                 (241)        673
Cash and cash equivalents at beginning of period                           637         768
                                                                      --------    --------
Cash and cash equivalents at end of period                            $    396    $  1,441
                                                                      ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                         $  3,456    $  3,073
     Income taxes, net of refunds                                          328         148


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

NOTE 2: Inventories
                                                    April 30,           July 31,
Inventories consisted of:                             1998                1997
                                                    ---------           --------
                                                   (unaudited)
Raw materials                                        $ 1,566            $ 1,448
Work-in-process                                       12,268             11,452
Finished goods                                        26,012             25,295
                                                     -------            -------
                                                     $39,846            $38,195
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

Gross profit for the first nine months of fiscal 1998 was $20,392 compared to $25,773 for the first nine months of fiscal 1998, a decrease of $5,381, or 20.9%. Gross profit for the Tooling Systems Group increased 19.9% and the Industrial Group increased 11.2% over the prior year, while the Machine Tool Group decreased 38.7% from the prior year as a result of the production and shipping problems discussed below.

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

An income tax benefit of $1,509 was recorded for the first nine months of fiscal 1998 compared to tax expense of $1,874 for the same period last year, reflecting the loss in fiscal 1998.

Operating Results by Business Segment

Machine Tool Group. In August 1997, the Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production during the period. Due to this inadequate supply of parts needed for new machine production and aftermarket sales, fiscal 1998 first nine months sales were $51,514, or $11,902 lower than the $63,416 reported in the first nine months of fiscal 1997. Operating income was $882 for the first nine months of fiscal 1998 compared to $8,669 in the first nine months of the prior year. This is the result of the reduction in sales volume, as well as lower productivity levels due to the difficulties mentioned above. Operating expenses for the nine months ended April 30, 1998 were higher than the fiscal 1997 first nine months as a result of an increase in the computer costs related to upgrading systems, as well as increases in temporary help related to the transition to outsourcing the parts production. In addition, in the second quarter of fiscal 1998, the Machine Tool Group incurred a $250 charge for the write-down of property and plant that was being held for sale to the current market value.

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

Cash used for capital expenditures was $735 and $912 for the first nine months of fiscal 1998 and 1997, respectively. The Company currently has no material commitments for specific capital expenditures. Cash of $7,123 was used for acquisitions during fiscal 1997.

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


                                     DeVlieg-Bullard, Inc.
                                     (Registrant)



Date: October 9, 1998                By: /s/  Thomas V. Gilboy
                                        ---------------------------------------
                                     Thomas V. Gilboy
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)