Form 10-K
period 1998-07-31
DEVLIEG BULLARD INC
filed 1998-11-10
CIK 858710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                           OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1998
                        Commission file number: 0-18198

                             DEVLIEG-BULLARD, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           62-1270573
         --------                                           ----------
  (State of incorporation)                               (I.R.S. Employer
                                                         Identification No.)

                     One Gorham Island, Westport, CT 06880
                     -------------------------------------
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 203-221-8201
                                                            ------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)



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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K.[ ]

At September 30, 1998, the aggregate market value of the voting stock held by nonaffiliates was approximately $7,318,000. The market value calculation was determined using the closing price of registrant's common stock on September 30, 1998, as reported on the NASDAQ National Market System, and assumes all shares beneficially owned by executive officers and members of the Board of Directors of the registrant are shares owned by "affiliates," a status which each of the executive officers and directors individually disclaims.

DeVlieg-Bullard, Inc. had 12,334,900 shares of common stock outstanding at September 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                       Documents from which portions are
Part of Form 10-K                         incorporated by reference
-----------------                      ----------------------------

      III                              Proxy Statement relating to the
                                       Company's Annual Meeting of Stockholders
                                       On January 20, 1999

                                     PART I
ITEM 1.       BUSINESS

GENERAL

DeVlieg-Bullard, Inc. (the "Company") was formed in 1986 and became a public company in 1990. It is a diversified industrial concern specializing in manufacturing, servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools. Considered together, these businesses provide a diversified line of original equipment and aftermarket machine tool services and products ranging from highly automated machine tools to replacement parts. In addition, the Company produces high quality stationary power tools for use in the woodworking and metalworking industries.

The Company conducts its business through the Services Group, Machine Tool Group, Tooling Systems Group and Industrial Group in facilities located in California, Connecticut, Illinois, Michigan, Ohio, Pennsylvania, Tennessee, China, the United Kingdom and Germany. For financial information on the Company's business segments, see Note 16 of Notes to the Company Financial Statements.

The Services Group provides repair and replacement parts and field service for the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand brand machine tools. The Services Group conducts its operations at facilities located in Rockford, Illinois and Madison Heights, Michigan.

The Machine Tool Group manufactures original equipment multiple spindle automatic bar and chucking machines, tooling and attachments under the trade names of Acme-Gridley and New Britain Machine. The Machine Tool Group also provides rebuild, retrofit and remanufacturing services predominantly for the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand brand machine tools. The Machine Tool Group conducts its operations at facilities located in Huntington Beach, California; Cleveland and Twinsburg, Ohio; and Hanover, Pennsylvania.

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

The Industrial Group, consisting of the Company's Powermatic Division ("Powermatic"), produces high quality, stationary power tools, including table saws, shapers, bandsaws, panel saws, drill presses, wood lathes, planers and jointers for use in the woodworking and metalworking industries. Powermatic conducts its operations in two facilities, both located in McMinnville, Tennessee.

BUSINESS STRATEGY AND MARKET DEVELOPMENT

The Company's business strategy is to capitalize on the opportunities for growth in its core businesses by increasing its penetration of existing markets through acquisitions and expanding into new markets by introducing new products and services.

SERVICES GROUP
As a primary provider of aftermarket services for a large installed base of machine tools, the Company believes it has a strong competitive position in providing replacement parts and field repair for the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand brand machine tools. However, the installed base of these machine tools is expected to decrease gradually over time as older machine tools historically supported by the Company are retired from service. The Services Group's business strategy includes expanding to other machine tool brands, by acquiring other machine tool companies and by introducing engineered productivity improvements which prolong the life of installed base equipment.

On January 17, 1997, the Company purchased all of the assets of Mattison Technologies, Inc., a Rockford, Illinois-based machine tool company. The Mattison business adds to the Company's existing parts business. See Note 2 of Notes to the Company Financial Statements.

On October 23, 1995, the Company purchased The National Acme Company, a leading manufacturer of original equipment multiple spindle bar and chucking machines, as well as a supplier of related aftermarket parts and service. See Note 2 of Notes to the Company Financial Statements. The National Acme aftermarket parts business strengthens the Services Group parts offerings by expanding to a new brand of machine tool.

On November 30, 1994, the Company acquired H.B. Industries, Inc. which conducts its business as Ed Smith Machinery Sales. The acquisition complements the Company's existing line of Bullard products, parts and services and strengthens the Services Group's position in the automotive market.

MACHINE TOOL GROUP

The Machine Tool Group's business strategy includes expanding to other machine tool brands, by acquiring other machine tool companies and by introducing engineered productivity improvements which prolong the life of installed base of equipment. In addition, the Machine Tool Group is placing increased emphasis on international markets and reducing the costs of its product offerings.

On October 23, 1995, the Company purchased The National Acme Company, a leading manufacturer of original equipment multiple spindle bar and chucking machines, as well as a supplier of related aftermarket parts and service. See Note 2 of Notes to the Company Financial Statements. National Acme's reputation has been based on building highly durable multiple spindle automatic bar and chucking machines. This has resulted in a large installed base of machines around the world, including machines built by three licensees spanning over 50 years. The National Acme Machines business increased the Company's participation in the multiple spindle machine market by adding to the existing New Britain Machine manufacturing and the remanufacturing capabilities of the Company.

On January 23, 1995, the Company acquired substantially all of the assets of Mideastern, Inc. which has been an important provider of field and remanufacturing services and aftermarket replacement parts for New Britain Machine automatic screw machines since it was founded in 1986. The acquisition of Mideastern strengthened the Machine Tool Group's New Britain Machine parts remanufacturing capability and added field service expertise to the services provided to the New Britain Machine customer base.

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

OPERATING GROUPS

SERVICES GROUP

The Services Group provides aftermarket services, consisting of repair and replacement parts, engineered retrofit kits and field service, predominantly for the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand brand machine tools.

Parts are sold primarily through direct customer contact and the Services Group employs a technically-oriented customer service group and technical support personnel. Because of the age, variety and technical complexity of the machine tool population, identification of replacement parts or repair solutions requires technically qualified employees who are familiar with the products served. Products are marketed to over 5,000 active customers, consisting of aerospace and defense contractors, automotive and transportation equipment manufacturers, farm equipment builders, plumbing supply companies, bearings manufacturers, manufacturers of industrial equipment and precision tool and die shops located throughout the United States and overseas. Approximately 60,000 parts are stocked for "off the shelf" shipment to customers. Approximately 1,000,000 total parts are available through the Services Group to service the estimated 45,000 machines included in the Company's installed base.

The Services Group's warranty policy covers all of its aftermarket products and services and generally provides a one year warranty on defects in materials and workmanship for replacement parts.

MACHINE TOOL GROUP

The Machine Tool Group manufactures new machines and provides rebuild, retrofit and remanufacturing services. These machines and services are sold through direct customer contact and through distributors worldwide. The Machine Tool Group manufactures high quality, original equipment multiple spindle automatic bar and chucking machines under the Acme-Gridley and New Britain Machine trade names. The selling prices for machines range from $100,000 to over $1.0 million. All machines are covered by a one-year warranty.

The Machine Tool Group also provides rebuild, retrofit and remanufacturing services for numerous brands of machine tools, including DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand brands. The remanufacture of a machine tool, typically consisting of replacing worn parts and components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to six months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine costing approximately 50% of the price of a new machine. The warranty policy on a remanufactured machine covers all newly manufactured and remanufactured products and generally provides a one-year parts and labor warranty.

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

Work Holding Systems. Through its Cushman product line, Tooling Systems supplies Cushman chucks and work holding products to assist customers with holding parts and tools. Chucks and work holding products range from manual and power chucks, super spacers and jaws, as well as special designs and rebuild services. The selling prices of chucks range from $500 to $50,000.

Products offered by Tooling Systems are sold to users of precision metal cutting machine tools, including the automotive, aerospace, defense and construction manufacturing industries. The automotive industry is Tooling Systems' largest customer source, representing approximately 45% of Tooling Systems' net sales in fiscal 1998. Tooling Systems provides its customers with a range of catalog products as well as special engineered products. In this regard, Tooling Systems employs six engineers to work directly with customer design engineers and purchasing agents to provide solutions for unique tooling applications.

Substantially all of Tooling Systems' product line is sold by approximately 950 nonexclusive distributors located throughout the United States. A direct sales force assists the distributors and sells a portion of the product line directly to original equipment manufacturers. Tooling Systems' direct sales force is paid a salary plus commission.

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

Industrial Product Line. The primary focus of Powermatic is on the design, manufacture and distribution of high quality, manually operated stationary woodworking power tools and repair parts, including table saws, shapers, bandsaws, panel saws, drill presses, wood lathes, planers and jointers. Powermatic's industrial product line is marketed primarily to manufacturers of millwork items, cabinetry and furniture as well as educational and institutional markets for use in industrial arts and vocational training. Powermatic also produces a line of manually operated stationary metalworking machines and related replacement parts and accessories. These products are marketed primarily to machine, maintenance and tool and die shops.

During fiscal 1998, approximately 90% of the products comprising the industrial line were designed and manufactured by Powermatic. The remaining industrial products are manufactured to Powermatic's specifications by firms located in Taiwan, Italy and the United States. The Company believes there are alternative sources of supply for its industrial line products. The selling prices for Powermatic's industrial line products range from $500 to $20,000.

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

COMPETITION

SERVICES GROUP

The market for aftermarket products and services for the machine tools serviced by the Company is competitive, with competition from numerous independent parts and service suppliers with various sales and resource levels. Management believes the Company has a competitive advantage with respect to the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand brand machine tools because the Company owns an estimated 1,000,000 drawings and other documents and customer lists related to such machine tools, and employs skilled personnel who have been trained for and have experience with these products. As a result, management believes the Services Group has a distinct advantage with respect to providing services for these brands of machine tools.

Principal competitive factors for the Services Group's products and services are customer service and technical support, delivery times, price and proprietary technology.

MACHINE TOOL GROUP

National Acme, acquired in fiscal 1996, commercialized multiple spindle automatic bar and chucking machines in 1896. Since that time, National Acme has sold more multiple spindle automatics in the United States than any other company. The market is competitive with competition coming from a number of companies both domestically and internationally. The Company believes National Acme's and New Britain Machine's competitive advantages are based on the durability of its machines, the large installed base of machines and its technical expertise. To complement its durability, National Acme has developed a new high precision design with a unique carrier holding feature, which allows customers to produce parts with substantially increased accuracy at faster speeds. This acquisition complemented the New Britain multiple spindle product line, which was acquired in 1990.

The market for rebuild services for the machine tools serviced by the Company is competitive, with competition from numerous independent rebuild suppliers with various sales and resource levels. Management believes the Company has a competitive advantage with respect to the DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand brand machine tools because the Company owns an estimated 1,000,000 drawings and other documents and customer lists related to such machine tools, and employs skilled personnel who have been trained for and have experience with these products. As a result, management believes the Machine Tool Group has a distinct advantage with respect to providing services for these brands of machine tools.

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

PATENTS AND TRADEMARKS

The Company possesses rights to over 200 domestic and foreign patents and trademarks relating to its businesses. While the Company considers its patents and trademarks important in the operation of its business, its business is not dependent on any single patent or trademark or group of patents or trademarks. The Company considers the following trademarks to be important to its business:
Acme-Gridley(R), American Tool(R), Artisan(R), Belsaw(R), Bullard(R), Cushman(R), DeVlieg(R), Futurmill(R), Microbore(R), New Britain Machine(R), Powermatic(R), Universal Engineering(R) and White-Sundstrand(R). The Company licenses the White-Sundstrand(R) trademark from Sundstrand Corporation under an agreement which will expire in 2008. The Company sublicenses the Belsaw(R) trademark from C.B. Tool & Supply, Inc. under an agreement which will expire in 2001. The DeVlieg(R) and Microbore(R) trademarks are licensed from D.V. Associates, L.P. pursuant to a license agreement, and the Company's rights thereto are subject to its payment of certain license fees. The Company holds an option to purchase such trademarks from D.V. Associates, L.P.

EMPLOYEES

As of July 31, 1998, the Company had approximately 810 employees, approximately 450 of who were hourly employees and 360 of who were salaried employees. Approximately 120 hourly employees at the Tooling Systems Group in Frankenmuth, Michigan are covered by a collective bargaining agreement expiring in May 2000. Approximately 130 hourly employees at the Powermatic Division in McMinnville, Tennessee are covered by a collective bargaining agreement expiring in June 2001. Approximately 120 employees at the Machine Tool Group's Cleveland, Ohio, location are covered by a collective bargaining agreement expiring in October 2000.

ENVIRONMENTAL MATTERS

The Company, and the industry in which it competes, are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly evolving and the Company cannot predict accurately the effect they will have on the Company in the future. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the regulations have not been finalized. Even where regulations have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditures. The Company cannot accurately predict what capital expenditures, if any, may be required.

Management believes that all operations conducted by the Company are in compliance with all applicable laws and regulations relating to environmental matters.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers of the Company:

Name                                Age                  Position with Company
----                                ---                  ---------------------
William O. Thomas                   57                   President, Chief Executive Officer and Director
Thomas V. Gilboy                    44                   Vice President and Chief Financial Officer


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

Thomas V. Gilboy was elected as Vice President and Chief Financial Officer of the Company effective June 10, 1998. Prior to joining the Company, Mr. Gilboy was Chief Financial Officer of PureTec Corporation from 1996 to 1998 and was Chief Financial Officer of Troy Corporation from 1991 to 1996. Mr. Gilboy received his MBA from Columbia University and his BS from Lehigh University.

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

The table on the next page sets forth certain information relating to the Company's principal facilities:

                                              Approx.                                              Owned/Leased
                                           Floor Area                                              (Expiration
Location                                    in Sq Ft.             Principal Uses                   Date if Leased)
--------                                    ---------             --------------                   --------------

DEVLIEG-BULLARD, INC.
     Westport, CT                               5,300         Corporate headquarters               Leased (2002)

     Beijing, China                               500         Sales office                         Leased (1998)

SERVICES GROUP:
     Rockford, IL                              90,000         Administrative offices;              Leased (1999)
                                                              warehousing of repair parts
     Madison Heights, MI                       17,000         Warehousing of repair parts          Leased (1999)

MACHINE TOOL GROUP:
Machines:
---------
     Cleveland, OH                            559,700         Administrative offices and           Owned (held for sale)
                                                              manufacturing
Remanufacturing:
----------------
     Twinsburg, OH                             50,000         Remanufacturing                      Leased (2002)

     Abbottstown, PA                           13,000         Administrative offices;              Owned (held for sale)
                                                              remanufacturing; field service
                                                              support and sales
     Hanover, PA                               47,000         Administrative offices;              Leased (2005)
                                                              manufacturing; rebuild;
                                                              field service support and sales
     Huntington Beach, CA                       7,400         Field service support and sales      Leased (1998)

TOOLING SYSTEMS GROUP:
     Frankenmuth, MI                          100,000         Administrative offices; design       Leased (2006)
                                                              and manufacture of tooling
                                                              products
     Gladwin, MI                               40,000         Manufacturing; shipping and          Owned
                                                              assembly

     Lutterworth, UK                            8,500         Sales offices; warehousing of        Leased (2007)
                                                              repair parts
INDUSTRIAL GROUP:
Powermatic:
-----------
     McMinnville, TN                          217,200         Administrative offices and           Leased (2006)
                                                              manufacturing
     McMinnville, TN                           59,800         Foundry; administrative              Leased (2006)
                                                              offices and production


ITEM 3.           LEGAL PROCEEDINGS

The Company is involved in litigation and proceedings, including product liability claims, in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company, after taking into account any proceeds of available insurance.

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

                                                             High           Low
                                                             ----           ---
For Fiscal Year 1998
--------------------
Quarter ended:
                                    July 31                 $3.38         $1.69
                                    April 30                 3.69          2.19
                                    January 31               4.38          3.19
                                    October 31               5.13          3.50

For Fiscal Year 1997
--------------------
Quarter ended:                      July 31                 $3.81         $2.81
                                    April 30                 3.56          2.81
                                    January 31               3.69          2.06
                                    October 31               2.50          2.19


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

The Company had 120 holders of record (not including individual participants in securities position listings) of its common stock as of September 30, 1998, representing approximately 1,000 individual participants.

The transfer agent and registrar for the common stock is The First National Bank of Boston.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected historical data presented for each of the five years in the period ended July 31, 1998, and as of the end of each of the five years in the period ended July 31, 1998, are derived from the Company Financial Statements. The following data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data."

                                                                      DEVLIEG-BULLARD, INC.
                                                              (in thousands, except per share data)

                                          1998(a)          1997(b)           1996(c)          1995(d)              1994
                                          -------          -------           -------          -------              ----

RESULTS OF OPERATIONS:
Net sales                                $116,767         $130,611          $113,314          $78,150           $63,619
Gross profit                               28,611           34,988            31,459           22,155            18,079
Special charges
    Redundant facilities and other
        exit costs                          5,883               --                --               --                --
    Litigation settlement                      --               --             4,600            1,500                --
Operating (loss) income before
    interest and taxes                     (3,422)          11,763             3,635            3,405             2,832
Net income (loss)                          (6,406)           3,898              (717)           1,393             1,579
Income (loss) per common share:
    Basic                                   (0.45)            0.28             (0.05)            0.11              0.13
    Diluted                                 (0.45)            0.26             (0.05)            0.11              0.13
Weighted average common shares
    outstanding:
    Basic                                  14,082           14,041            13,773           13,244            12,431
    Diluted (e)                            14,082           15,179            13,773           13,266            12,431

ASSETS AND CAPITAL:
Total current assets                     $ 72,137         $ 66,149          $ 61,509          $36,321           $33,462
Property, plant and equipment              10,473           12,657            13,306            6,876             6,340
Total assets                              123,915          121,444           119,803           66,232            51,263
Revolving credit agreement                 25,670           22,525            19,195           12,115                --
Total current liabilities                  58,503           47,876            48,515           25,490            12,474
Long term debt                             13,528           14,179            15,175           13,639            14,577
Total Liabilities                         104,509           95,731            98,219           45,662            33,887
Stockholders' equity                       19,406           25,713            21,584           20,570            17,376


(a) Fiscal 1998 includes special charges for the write-down of facilities to estimated fair market value, write off of goodwill and other costs. See
     Note 17 of Notes to the Company Financial Statements.

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

(e) When a net loss is recorded, additional shares for stock options and contingently issuable stock purchase warrants are not included because their inclusion would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company, including its Services, Machine Tool, Tooling Systems and Industrial Groups. Amounts are expressed in thousands, except per share data. The Company adopted SFAS 131 during fiscal 1998 and in accordance with the provisions of SFAS 131 has restated prior year's segment results.

OVERVIEW OF RESULTS
Fiscal 1998 was a year of transition for the Company as it moved to outsource parts for the aftermarket and new machines businesses. As part of the Company's strategic effort to streamline its operations by eliminating redundancies and improving efficiency, the Company recorded a special charge to provide for the plan to dispose of a number of redundant facilities, accrue for related exit costs and write off goodwill and other intangible assets. Primarily as a result of these measures, the Company recorded a charge of $5,883, or $0.34 per share after taxes. Of this amount, $5,633, or $0.33 after taxes, was recorded during the fourth quarter. The decision to close two facilities, in Cleveland, Ohio and Abbottstown, Pennsylvania, is the result of changing requirements of the National Acme and Mideastern businesses that facilitated the need for either expanded space or more up-to-date facilities. The Fremont, Ohio warehouse was closed last year when the parts inventories were consolidated in the Company's expanded Rockford, Illinois operation last year. See Note 17 of Notes to the Company Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth selected items from the Statements of Operations as a percentage of the Company's net sales for the periods indicated. The discussion which follows should be read in conjunction with the Company Financial Statements and Notes thereto.



                                                              Fiscal year ended July 31,
                                                            1998         1997         1996
                                                            ----         ----         ----
Net sales                                                  100.0%       100.0%       100.0%
Cost of sales                                               75.5         73.2         72.2
Gross profit                                                24.5         26.8         27.8
E S G & A expenses                                          22.7         17.8         20.5
Special charge
   Redundant facilities and other exit costs                 5.0           --           --
   Litigation settlement                                      --           --          4.1
Operating (loss) income                                     (2.9)         9.0          3.2
Net income                                                  (5.5)         3.0         (0.6)


CONSOLIDATED RESULTS
SALES
Net sales for fiscal 1998 were $116,767 compared to $130,611 for fiscal 1997, a decrease of 13,844, or 10.6%. The decrease in net sales was due primarily to lower sales of new and rebuilt machines in the Machine Tool Group, and, to a lesser extent, reduced revenues from the aftermarket parts business of the Services Group. As more fully discussed as part of the Machine Tool Group business segments below, the decline in sales in fiscal 1998 was the result of inadequate inventory levels to support the Company during a transition to outsourcing a major portion of machine and/or aftermarket parts that had previously been produced internally. The inadequate levels of inventory led to disruptions in production and difficulties in meeting shipping schedules of machines during fiscal 1998. Net sales of the Services Group were down 9.6% and the Machine Tool Group was down 25.1%, while the Industrial Group increased 6.3% and the Tooling Systems Group increased 1.6% (inclusive of intersegment sales).

Sales were $113,314 in fiscal 1996. Fiscal 1997 sales increased $17,297, or 15.3%, over fiscal 1996 results. This included the incremental sales of $3,219 from the acquisition of Mattison and reflects the inclusion of National Acme for a full year in 1997 as compared to nine months in the prior year. Net sales in fiscal 1997 for the Services Group increased 16.8% and the Machine Tool Group increased 35.1% as compared to fiscal 1996, while the Tooling Systems Group and the Industrial Group were basically the same as in fiscal 1996.

GROSS PROFIT
Gross profit was $28,611 in fiscal 1998, compared with $34,988 in fiscal 1997, a decrease of $6,377, or 18.2%. Gross profit for the Tooling Systems Group increased 9.9% and the Industrial Group increased 5.4% over the prior year, while the Services Group declined 8.8% and the Machine Tool Group was substantially lower than the prior year as a result of the production and shipping problems discussed below.

Gross profit was $31,459 in 1996. The increase from fiscal 1996 to fiscal 1997 was $3,529, or 11.2%, however, gross profit as a percent of sales decreased to 26.8% in fiscal 1997 from 27.8% in fiscal 1996. This reduction reflects unfavorable product mix with lower margin machine sales after the National Acme acquisition, as well as actions taken by the Company to reduce inventories during fiscal 1997, which resulted in lower production levels, and the associated lower overhead absorption negatively affected gross profit.

E S G & A EXPENSES
E S G & A expenses were $26,469 in fiscal 1998 compared with $23,237 in fiscal 1997. The increase in operating expenses is the result of an increase in international sales efforts, costs related to upgrading computer systems and the absence in this year's results of certain income items related to a fiscal 1993 divestiture. In addition, fiscal 1997 included a reversal of a reserve for legal costs that had been established in fiscal 1996.

E S G & A expenses were $23,273 in fiscal 1996, which was basically even with the fiscal 1997 results. Increases due to increased international sales efforts were offset by the reversal of a legal reserve that had been established in fiscal 1996 as a litigation settlement and reversed in fiscal 1997 as part of E S G & A expenses.

SPECIAL CHARGES
As discussed more fully above and in Note 17 of Notes to the Company Financial Statements, during fiscal 1998, the Company recorded a provision of $5,883 to record the writedown of certain real estate to fair market value and to write off intangible assets and other items related to the Cleveland operations.

There were no special charges related to litigation expenses during fiscal 1998 or 1997. The Company is not aware of any outstanding legal proceedings the outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial condition. Litigation expenses of $4,600 were recorded in fiscal 1996. Of these expenses, $2,200 ($1,320 after taxes) related to an adverse judgement rendered in a breach of contract suit. Following the filing of a Notice of Appeal in fiscal 1996, the Company settled this suit for $1,500 during fiscal 1997. The balance of $2,400 ($1,440 after taxes) was provided for settlement and legal costs incurred in connection with a class action suit filed in 1992, which was settled in fiscal 1996.

OTHER INCOME
Other income was $319 in fiscal 1998, $12 in fiscal 1997 and $49 in fiscal 1996. Fiscal 1998 other income includes a $190 gain on the sale of excess machinery and equipment.

INTEREST EXPENSE
Interest expense was $5,347 and $5,090 in fiscal 1998 and 1997, respectively. The increase in interest expense was a result of additional debt incurred to finance the acquisition of Mattison during the last half of fiscal 1997. Interest expense was $4,404 in fiscal 1996. The increase in interest expense from fiscal 1996 to fiscal 1997 was primarily the additional debt related to the National Acme acquisition during fiscal 1996.

INCOME TAXES
The income tax benefit of $2,363 in fiscal 1998 reflects the net loss recorded during the year. The effective tax rate for fiscal 1998 was 27% compared to 42% in fiscal 1997. The fiscal 1998 results include the impact of state tax expense, where the net loss cannot be utilized, as well as the nondeductible nature of certain intangible asset amortization and write-offs. Income tax expense of $2,775 in fiscal 1997 reflected the profitability of the Company. An income tax benefit of $52 was recorded for fiscal 1996 related to the loss recorded in fiscal 1996 as a result of the litigation expenses for the year.

OPERATING RESULTS BY BUSINESS SEGMENT
In August 1997, the Services Group and Machine Tool Group implemented a change to outsourcing a major portion of National Acme's parts, which had been produced internally. The outsourced parts are used in the manufacture of new Acme-Gridley machines and are also sold separately in the aftermarket. As a result of planning difficulties encountered during the changeover to outsourcing, which resulted in inadequate inventory levels to support the Company during the transition, the Machine Tool Group encountered disruptions in production during the year. Both the Services Group and the Machine Tool Group were adversely affected by this inadequate supply of parts for new machines and aftermarket sales.

Management believes these problems have been addressed and aggressive action has been taken to correct the problems, including replacing senior management of the Machine Tool Group who were responsible for the initial planning errors, scheduling a portion of the parts production at the Tooling Systems Group and adding key people to our engineering and purchasing staff to quickly bring this transition to a close. The steps taken to date have resulted in improved parts availability, however, to date, the Company has not been able to outsource sufficient parts to expand its sales efforts.

SERVICES GROUP sales were $39,963 in fiscal 1998, compared to $44,188 in fiscal 1997. The largest factor in the decline during fiscal 1998 was in the National Acme aftermarket parts operation. Also causing unfavorable comparisons is the sale of certain machines and product lines acquired with the Mattison acquisition that were not part of the continuing business and the completion of work started in fiscal 1997 of field service repairs required after flooding of a customer's facility in the midwest. Operating income in fiscal 1998 was $5,835 compared to $8,679 in fiscal 1997. The decrease in operating income was a result of the sales volume decline mentioned above, as well as $501 of the special charge and a change in product mix.

Sales and operating income were $37,821 and $4,767 in fiscal 1996. Mattison added $3,219 in sales and $1,861 of operating income during fiscal 1997 as compared to fiscal 1996. In addition, the fiscal 1996 results included nine months of National Acme aftermarket parts business, as compared to a full year in fiscal 1997, as well as a litigation settlement charge of $2,200 related to a breach of contract suit. Without this litigation settlement, operating income increased by 41.7% in fiscal 1997 compared to fiscal 1996. Operating income as a percent of sales improved, primarily due to the addition of Mattison and the field service leverage from higher sales against fixed costs in fiscal 1997.

MACHINE TOOL GROUP sales were $31,139 in fiscal 1998, compared to $41,594 in fiscal 1997. The largest factor in the decline during fiscal 1998 was at National Acme Machines operation, which experienced the greatest disruption from the problems implementing the outsourcing efforts. The Machine Tool Group reported an operating loss of $8,038, compared to an operating income of $2,835 during fiscal 1997. Included in the fiscal 1998 loss is $4,261 of the special charge discussed above.

Net sales and operating income were $30,783 and $1,663 in fiscal 1996. The primary reason for the increase in sales and operating income was the inclusion of National Acme for the full year in fiscal 1997 as compared to nine months in fiscal 1996.

TOOLING SYSTEMS GROUP sales were $21,499 in fiscal 1998 compared to $21,152 in 1997. Operating income increased to $1,701 in fiscal 1998 from $1,186 in fiscal 1997. Fiscal 1998 included $994 of sales to the Services and Machine Tool Groups. Sales and operating income for fiscal 1996 were $20,983 and $1,064, respectively.

INDUSTRIAL GROUP sales increased to $25,160 in fiscal 1998 from $23,677 in fiscal 1997. Operating income decreased to $1,000 in fiscal 1998 from $1,225 in 1997, primarily as a result of increased healthcare and operating expenses related to computer systems. Sales for fiscal 1996 were $23,727, with the decline in fiscal 1997 sales the result of flooding at the Company's largest distributor, which negatively impacted the fourth quarter results. Operating income was $1,155 in fiscal 1996, with the improvement in fiscal 1997 primarily a result of cost reductions, price increases and increased manufacturing productivity.

NEW ACCOUNTING PRONOUNCEMENTS
During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The diluted earnings per share calculation under SFAS 128 is not materially different from the earnings per share the Company had previously reported. In accordance with SFAS 128, prior periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

In July 1998, effective for fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. The effect of adoption had no significant impact on the consolidated financial statements. In accordance with the provisions of SFAS 131, prior years have been restated to conform to the new disclosure requirements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have been funded with increases in indebtedness, while funds from divestitures have generally been used to reduce indebtedness (see Note 2 of Notes to the Company Financial Statements). However, with the operating difficulties the Company experienced during fiscal 1998, continuing operations were financed by increasing indebtedness.

Net cash used for operating activities was $2,049 in fiscal 1998 compared to net cash provided by operating activities of $3,148 in fiscal 1997. Included in the fiscal 1997 results is $1,500 paid to settle the breach of contract lawsuit. Net of this item, cash flow from operating activities would have been $4,648 for fiscal 1997.

Cash used for capital expenditures was $1,244, $1,216 and $1,138 in fiscal 1998, 1997 and 1996, respectively. During fiscal year 1999, the Company has committed to a major capital expenditure program to replace its computer systems at several operating divisions. The Company is contemplating financing these capital expenditures with capital lease financing, as it has in the past with similar projects. If the leasing alternative is not available to the Company on acceptable terms, the Company expects that these capital expenditures can be financed with funds from operations.

Cash of $6,746 was used in fiscal 1997 for the Mattison acquisition. During fiscal 1998 and 1997, the Company disposed of excess machinery and equipment for $470 and $2,566, respectively.

FINANCING AND INVESTING
The balance outstanding under the Company's revolving credit agreement was $25,670 at July 31, 1998, compared to $22,525 at July 31, 1997. Long-term debt, including current maturities at July 31, 1998, was $18,729 compared to $17,810 at July 31, 1997, an increase of $919. The Company's total indebtedness was $44,399 and $40,335 at July 31, 1998, and 1997, respectively, an increase of $4,064. Cash and equivalents at July 31, 1998 was $365, a decrease of $272 compared to July 31, 1997. Net cash provided by financing activities was $2,586 in fiscal 1998 compared to $2,049 in the prior year.

As outlined in Note 7 of Notes to the Company Financial Statements, the Company amended its senior credit facility in January 1997 to increase the amount available for borrowings thereunder to $40,000 from $32,000. Term loans in the amount of $3,500, as well as a $2,334 seller's note, were obtained to finance the Mattison acquisition (See Note 2 of Notes to the Company Financial Statements). In March 1998, the Company borrowed an additional $2,514 and consolidated the existing term loans into one term loan for $7,600, which requires monthly payments of $200 beginning March 31, 1998. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.91% at July 31, 1998.

The balance under the senior credit facility at July 31, 1998, is comprised of $6,600 in term loans and a revolving credit agreement which provides for borrowings up to $30,000. Interest on outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.66% at July 31, 1998. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. Unused borrowings available at July 31, 1998 were $2,782.

Because of the special charge of $5,883 recorded in fiscal year 1998 (See Note 17 of Notes to the Company Financial Statements), the Company was not in compliance with certain financial statement covenants in its senior credit agreement. The lenders provided the Company with a waiver of these covenants as of July 31, 1998. In addition, subsequent to year end, the Company and its lenders agreed to certain amendments to the senior credit agreement to provide, among other changes, for an increase in the total available under the revolving credit facility from $30,000 to $31,500; a change in the financial statement covenants effective from August 1, 1998; and an increase in the pricing on the revolving credit agreement from 1% above prime to 1.25% above prime.

The lenders on the senior credit agreement also agreed subsequent to year end to provide the Company with a new term loan of $2,500. In connection with this new term loan, principal repayments on all term loans were kept at $200 per month, however, the effective interest rate was increased effective November 1, 1998 to 1.50% above prime. As a result of the increase in the principal amount, but keeping the amortization the same, the Company has a balloon payment of $1,600 on the term loans at the final maturity of the term loan in fiscal 2001. The terms of the amended credit agreement provide that proceeds from the sale or disposition of fixed assets are to be applied to the term loans in reverse order of maturity. Since the Company is planning to dispose of certain fixed assets during fiscal year 1999, it is likely that the proceeds from these dispositions will substantially reduce the balloon payment on these term loans. The fixed assets being disposed of are principally the excess facilities associated with the Special Charge recorded by the Company in fiscal 1998.

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

In connection with the impact of the Special Charge recorded by the Company in fiscal year 1998, the Company was not in compliance with certain financial statement covenants in the subordinated debt facility. The Subordinated Debenture Holders have provided the Company with a waiver of those covenants for the quarters ended July 31, 1998 and October 31, 1998.

In addition, the amendment of certain provisions in the senior credit agreement was approved by the Subordinated Debenture Holders, and in connection with these changes, certain other changes have been negotiated in the subordinated debt facility, including a change in the financial statement covenants effective August 1, 1998 and a deferral in the payment date for the $2,000 principal repayment due in May 1999.

The Company believes that proceeds from expected asset sales, cash flows from operations and amounts available under the revolving credit facility will be sufficient to meet expected liquidity needs during the next twelve months.

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

The Company believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned upgrades to information systems prior to the need to comply with Year 2000 requirements. The Company believes that, with modifications to existing software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner. A number of the Company's customers and suppliers may also be affected by the Year 2000 issue that require that they expend significant resources to modify or replace their existing systems; their failure to properly address the Year 2000 issue could have significant impact on the Company's operations.

The Services and Machine Tool Groups (which operate off one computer system) will be upgrading to a new system that will provide substantially greater functionality, particularly in the area of materials requirement planning. The Tooling Systems Group is installing the same system, while the Industrial Group has completed their installation of the same software. The total expected costs for these upgrades is approximately $2,800, of which approximately $400 has already been spent. A significant amount of fiscal 1999 capital expenditures will be devoted to upgrading current hardware and software to add capabilities and comply with Year 2000 issues.

The Company expects to complete the system upgrades by the summer of 1999. However, if there is a delay in new system installation, management believes the existing systems can be upgraded to Year 2000 compliance in a relatively short period of time.


CAUTIONARY FACTORS
The discussions in this document may include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements contained in this document and a number of factors may affect future results, liquidity and capital resources. These factors include: the ability of the Company to obtain sufficient parts from its Vendors; the ability of the Company to obtain trade credit from those vendors on favorable terms; the fact that the Company derives a substantial portion of its sales from cyclical industries, including the automotive, aerospace and housing industries; the ability to introduce new products in a timely fashion; the pace of technological changes affecting the products manufactured and services provided by the Company; the Company's substantial debt service requirements, much of which are based on variable rates; the dependence of the Company's growth on acquisitions and the Company's ability to finance such acquisitions and to profitably integrate the acquired operations; the level of margins achievable in the markets served by the Company; and the ability to continue to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future sales and margin trends cannot be reliably predicted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company holds no market risk sensitive trading instruments. Substantially all Company balance sheet items and sales are in U.S. dollars, therefore the Company has no foreign currency exchange rate risk related to these financial data. The Company does not use financial instruments for trading purposes.

Certain Company debt, primarily a revolving credit agreement, is subject to variable interest rates. The Company has assessed its exposure to market risk for its variable rate debt and believes that a 1% change in interest rates would have a $325,000 effect on income before taxes (based on the balances outstanding at July 31, 1998).

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

Balance Sheets
     July 31, 1998 and 1997

Statements of Operations
     Years ended July 31, 1998, 1997 and 1996

Statements of Cash Flows
     Years ended July 31, 1998, 1997 and 1996

Statements of Changes in Stockholders' Equity
     Years ended July 31, 1998, 1997 and 1996

Notes to the Company Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of DeVlieg-Bullard, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 43 present fairly, in all material respects, the financial position of DeVlieg-Bullard, Inc. at July 31, 1998, and 1997 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
September 15, 1998, except as to Notes 7 and 8 which are as of November 9, 1998.

DeVlieg-Bullard, Inc.
Balance Sheets
(in thousands, except share data)

                                                                                      Year ended July 31,
                                                                                    1998              1997
                                                                                    ----              ----
ASSETS
------
Current assets:
     Cash and cash equivalents                                                  $    365          $    637
     Accounts receivable, net                                                     24,895            25,798
     Inventories, net                                                             45,459            38,195
     Other current assets                                                          1,418             1,519
                                                                                --------          --------
         Total current assets                                                     72,137            66,149

Property, plant and equipment, net                                                 8,781            12,657
Assets held for sale                                                               1,692              --
Engineering drawings, net                                                         16,393            18,039
Goodwill, net                                                                     11,025            11,948
Other assets,                                                                     13,887            12,651
                                                                                --------          --------
         Total assets                                                           $123,915          $121,444
                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                                           $ 17,625          $  9,751
     Accrued expenses and other current liabilities                               10,007            11,969
     Revolving credit agreement                                                   25,670            22,525
     Current portion of long-term debt                                             5,201             3,631
                                                                                --------          --------
         Total current liabilities                                                58,503            47,876

Long-term debt (related party
     1998 - $4,375; 1997 -  $4,227)                                               13,528            14,179
Postretirement benefit obligation                                                 21,357            21,999
Other noncurrent liabilities                                                      11,121            11,677
                                                                                --------          --------
         Total liabilities                                                       104,509            95,731
                                                                                --------          --------

Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000,000 shares; issued and outstanding
         12,334,900 and 12,275,400 shares, respectively                              123               123
     Additional paid-in capital                                                   34,230            34,096
     Excess purchase price over net assets acquired from
         related parties                                                         (16,242)          (16,242)
     Retained earnings                                                             1,438             7,844
     Cumulative translation adjustment                                              (143)             (108)
                                                                                --------          --------
         Total stockholders' equity                                               19,406            25,713
                                                                                --------          --------
         Total liabilities and stockholders' equity                             $123,915          $121,444
                                                                                ========          ========


The accompanying notes are an integral part of these financial statements.

DeVlieg-Bullard, Inc.
Statement of Operations
(in thousands, except per share data)

                                                                             Year ended July 31,
                                                                   1998             1997              1996
                                                                   ----             ----              ----
Net sales                                                      $116,767         $130,611          $113,314
Cost of sales                                                    88,156           95,623            81,855
                                                               --------         --------          --------
     Gross profit                                                28,611           34,988            31,459
                                                               --------         --------          --------

Operating expenses:
     Engineering                                                  1,883            1,771             1,623
     Selling                                                     12,975           11,123            10,553
     General and administrative                                  11,611           10,343            11,097
                                                               --------         --------          --------
         Total E S G & A expenses                                26,469           23,237            23,273
     Special charges
         Redundant facilitites and other exit costs               5,883               --                --
         Litigation settlement                                       --               --             4,600
     Other expense/(income), net                                   (319)             (12)              (49)
                                                               --------         --------          --------
Total operating expenses                                         32,033           23,225            27,824
                                                               --------         --------          --------

Operating (loss)/income                                          (3,422)          11,763             3,635

Interest expense (including related party interest
     of $707, $686 and $452)                                      5,347            5,090             4,404
                                                               --------         --------          --------

Income/(loss) before income taxes                                (8,769)           6,673              (769)

(Benefit)/provision for income taxes                             (2,363)           2,775               (52)
                                                               --------         --------          --------

Net (loss)/income                                              $ (6,406)        $  3,898          $   (717)
                                                               ========         ========          ========

Income per common share:
     Basic                                                     $  (0.45)        $   0.28          $  (0.05)
                                                               ========         ========          ========

     Diluted                                                   $  (0.45)        $   0.26          $  (0.05)
                                                               ========         ========          ========

Average number of shares outstanding:
     Basic                                                       14,082           14,041            13,773
                                                               ========         ========          ========

     Diluted                                                     14,082           15,179            13,773
                                                               ========         ========          ========


The accompanying notes are an integral part of these financial statements.

DeVlieg-Bullard, Inc.
Statements of Cash Flows
(In thousands)

                                                                             Year Ended July 31,
Cash flows from operating activities:                              1998             1997              1996
                                                                   ----             ----              ----

Net (loss) income                                               $(6,406)         $ 3,898           $  (717)
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                            4,853            4,505             4,612
         Deferred income taxes                                   (2,340)           2,444              (636)
         Provision for losses on accounts receivable               (195)              30               152
         Net loss on disposal of assets held for sale             3,062               --                --
Changes in assets and liabilities, net of effects
     from acquisitions
         Decrease/(increase) in accounts receivable               1,098           (6,723)              285
         (Increase)/decrease in inventories                      (7,264)           5,710            (4,936)
         Decrease/(increase) in other current assets                101             (301)             (758)
         Increase/(decrease) in accounts payable                  7,874             (103)            1,402
         (Decrease)/increase in accrued expenses
              and other current liabilities                      (1,814)          (4,422)            3,638
         Other, net                                              (1,018)          (1,890)              452
                                                                -------          -------           -------
     Net cash (used for)/provided by
         operating activities                                    (2,049)           3,148             3,494
                                                                -------          -------           -------

Cash flows from investing activities:
     Purchase of business                                            --           (6,746)          (10,656)
     Capital expenditures                                        (1,244)          (1,216)           (1,138)
     Proceeds from sale of other assets                             470            2,566                --
                                                                -------          -------           -------
         Net cash used for investing activities                    (774)          (5,396)          (11,794)
                                                                -------          -------           -------
Cash flows from financing activities:
     Borrowings under revolving credit agreement                123,001          127,647           121,032
     Repayments under revolving credit agreement               (119,856)        (124,317)         (113,952)
     Proceeds from issuance of long-term debt                     2,514            5,834             8,000
     Payments of long-term debt                                  (3,207)          (6,938)           (5,193)
     Debt issuance costs                                             --             (224)           (1,215)
     Proceeds from exercise of stock options                        134               47                --
                                                                -------          -------           -------
         Net cash provided by financing activities                2,586            2,049             8,672

Effect of exchange rate changes on cash                             (35)              68               (19)
                                                                -------          -------           -------

Net increase in cash and cash equivalents                          (272)            (131)              353
Cash and cash equivalents at beginning of period                    637              768               415
                                                                -------          -------           -------
Cash and cash equivalents at end of period                      $   365          $   637           $   768
                                                                =======          =======           =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                   $ 4,612          $ 4,456             3,808
     Income taxes, net of refunds                                   305              986               (83)


The accompanying notes are an integral part of these financial statements.

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

The amortization of the debt discount was $594, $472 and $342 in fiscal 1998, 1997 and 1996, respectively.

The Company's tax benefit related to the Excess purchase price over net assets acquired from related parties reduces the Company's income tax liability (see
Note 1). Such amount included in fiscal 1998, 1997 and 1996 is $0, $116 and $0, respectively.

During fiscal 1998, 1997 and 1996, the Company entered into capital leases for equipment totaling $870, $192 and $471, respectively, which were financed by capital lease obligations.

DeVlieg-Bullard, Inc.
Statement of Changes in Stockholders' Equity
(in thousands)

                                                  Common
                                                  Shares             Additional       Excess                Cumulative
Year ended                                    Issued and    Common      Paid-in     Purchase     Retained  Translation
July 31, 1998, 1997 and 1996                 Outstanding     Stock      Capital        Price     Earnings   Adjustment      Total
                                             -----------     -----      -------        -----     --------   ----------      -----

Balance, July 31, 1995                            12,250      $123      $32,299     $(16,358)      $4,663        $(157)    $20,570

Net income                                            --        --           --           --         (717)          --        (717)
Issuance of stock purchase warrants                   --        --        1,750           --           --           --       1,750
Foreign currency translation adjustment               --        --           --           --           --          (19)        (19)
                                                  ------      ----      -------     --------       ------        -----     -------

Balance, July 31, 1996                            12,250       123       34,049      (16,358)       3,946         (176)     21,584

Net income                                            --        --           --           --        3,898           --       3,898
Tax benefit realized related to Excess purchase
     price over net assets acquired from
     related parties                                  --        --           --          116           --           --         116
Exercise of stock options                             25        --           47           --           --           --          47
Foreign currency translation adjustment               --        --           --           --           --           68          68
                                                  ------      ----      -------     --------       ------        -----     -------

Balance, July 31, 1997                            12,275       123       34,096      (16,242)       7,844         (108)     25,713

Net income                                            --        --           --           --       (6,406)          --      (6,406)
Exercise of stock options                             60        --          134           --           --           --         134
Foreign currency translation adjustment               --        --           --           --           --          (35)        (35)
                                                  ------      ----      -------     --------       ------        -----     -------
Balance, July 31, 1998                            12,335      $123      $34,230     $(16,242)      $1,438        $(143)    $19,406
                                                  ======      ====      =======     ========       ======        ======    =======


The accompanying notes are an integral part of these financial statements.

                              DEVLIEG-BULLARD, INC.
                   NOTES TO THE COMPANY FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

DeVlieg-Bullard, Inc. (the "Company") is a diversified industrial concern specializing in manufacturing, servicing, upgrading, automating and remanufacturing precision engineered machine tools. The Company also manufactures sophisticated original and replacement tooling products used in industrial machine tools and a variety of power tools for niche industrial markets. The Company conducts its business through four operating groups: the Services Group, the Machine Tool Group, the Tooling Systems Group and the Industrial Group.

BASIS OF PRESENTATION

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Certain amounts in the fiscal 1997 and 1996 financial statements have been reclassified to conform with the fiscal 1998 presentation. Amounts, except per share data, are expressed in thousands.

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

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out basis for approximately 58% of the total inventory, with the remaining 42% being determined on the last-in, first-out
(LIFO) method of inventory accounting.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term ranging from three to thirty-one years. Cost represents estimated fair market value at date of acquisition for acquired businesses, or the predecessor entity's net book value if acquired by the Company from a related party. Depreciation for tax purposes is calculated in accordance with applicable Internal Revenue Code provisions.

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

The Company recognized impairment losses of $4,276 for the write down of certain real estate and intangible assets, as more fully discussed in Note 17 "Special Charges and Fourth Quarter Adjustments."

FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities are translated at exchange rates in effect on reporting dates, and income and expenses are translated at rates in effect on transaction dates. The resulting differences due to changing exchange rates are charged or credited directly to the "Cumulative translation adjustment" account included as part of stockholders' equity.

REVENUE RECOGNITION

Revenue recognized on long-term contracts is accounted for using the percentage-of-completion method based on costs incurred as a percentage of estimated total costs of individual contracts. Anticipated losses are recognized when they become known. Estimated costs to complete are reviewed monthly and revisions in estimated profits are made, if necessary. Deferred revenue from noncompetition agreements is recognized over the contractual period of the agreement, generally five years. All other revenue is recognized when earned.

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

A portion of the assets and liabilities acquired by the Company in 1990 from a related party was recorded at the predecessor entity's net book value for financial reporting purposes. The difference between the fair value and the predecessor's book value at the purchase date of $23,500 was recorded in the account "Excess purchase price over net assets acquired from related parties." The tax benefit of the amortization of this difference is recorded upon realization as an increase to stockholders' equity by reducing the account "Excess purchase price over net assets acquired from related parties." The remaining balance in this account at July 31, 1998 was $16,242.

INCOME (LOSS) PER SHARE

Effective with the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). In accordance with SFAS 128, prior periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements. The diluted earnings per share under SFAS 128 is not materially different from the earnings per share the Company previously reported. In accordance with the provisions of SFAS 128, the number of basic shares includes the average of shares outstanding and the stock purchase warrants that are not contingently issuable (the Class A and Class B Warrants). The contingently issuable stock purchase warrants (Class C Warrants) and stock options are included in the number of shares to be used in the diluted earnings per share calculation. Loss per share is computed by dividing net loss by the number of basic shares outstanding during the period. Stock options and contingently issuable stock purchase warrants are not included in this calculation, as they would be antidilutive.

SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. The Company adopted SFAS 131 for the fiscal year ended July 31, 1998 and the effect of adoption had no significant impact on the consolidated financial statements.

NOTE 2 - ACQUISITIONS

MATTISON TECHNOLOGIES

On January 17, 1997, the Company acquired substantially all of the assets of Mattison Technologies, Inc., a Rockford, Illinois-based machine tool company ("Mattison"), including intellectual property, parts inventory, accounts receivable and customer lists. This acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired based upon the fair market value at the date of acquisition. The excess purchase price over net assets acquired of approximately $900 was recorded as engineering drawings and is being amortized on a straight-line basis over ten years for specified assets subject to a license agreement and thirty years for the remaining assets. The purchase price was $6,544, plus legal and closing costs, and was financed with term debt of $3,500 and a $2,334 seller's note, $1,600 of which was secured by Mattison's accounts receivable, as well as with funds from the revolving credit facility. As the Mattison accounts receivable were collected, the Company paid down the principal on the seller's note; the balance on the seller's note of $733 was paid in January 1998. The Mattison operations have been consolidated with the Services Group.

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

National Acme, located in Cleveland, Ohio, manufactures Acme-Gridley multiple spindle automatic bar and chucking machines and supplies related aftermarket parts and service. The National Acme operations have been consolidated with the Services and Machine Tool Groups, based on their respective product lines.

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

The following pro forma information has been prepared assuming the acquisition of National Acme had occurred on August 1, 1995:

Pro forma results of operations:

(unaudited - in thousands, except per share data)          Year ended July 31,
                                                                  1996
                                                                  ----
     Net sales                                                 $121,798
     Net (loss) income                                             (598)
     Net (loss) income per common share                        $  (0.04)
     Average diluted shares outstanding                          13,887

In preparing the unaudited pro forma summary of operations, adjustments were made to the historical financial statements to reflect increases in the revolving line of credit and interest expense; amortization of intangible assets; depreciation of fixed asset write-up to fair market value; and other estimated purchase accounting entries. The pro forma results are not necessarily indicative of what would have been obtained if the operations had been combined during fiscal 1996, nor are they necessarily indicative of the results that may occur in the future.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

                                                                         July 31,
                                                                  1998             1997
                                                                  ----             ----
Trade receivables                                               $19,209          $18,798
Unbilled receivables on contracts in progress                     5,760            6,990
Other                                                               325              400
                                                                -------          -------
                                                                 25,294           26,188
Less: allowance for doubtful accounts                              (399)            (390)
                                                                -------          -------
                                                                $24,895          $25,798
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

NOTE 4 - INVENTORIES

Inventories consisted of:                                               July 31,
                                                                  1998             1997
                                                                  ----             ----
Raw materials                                                   $ 1,620          $ 1,448
Work-in-process                                                  14,671           11,452
Finished goods                                                   29,168           25,295
                                                                -------          -------
                                                                $45,459          $38,195
                                                                =======          =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $10,556 and $10,504 at July 31, 1998 and 1997, respectively. Inventories valued using LIFO were $19,298 and $12,819 at July 31, 1998 and 1997, respectively. There was no material difference between current cost and recorded cost. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at July 31, 1998 and 1997.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                        July 31,
                                                                 1998             1997
                                                                 ----             ----
Real property                                                  $  1,806         $  5,814
Machinery and equipment                                          14,335           14,843
Capitalized leased assets                                         3,044            2,174
Furniture and fixtures                                            5,593            4,653
                                                               --------         --------
                                                                 24,778           27,484
Less: allowance for accumulated depreciation                    (15,997)         (14,827)
                                                               --------         --------
                                                               $  8,781         $ 12,657
                                                               ========         ========

Depreciation expense, including amortization of leased assets, totaled $2,030, $2,156 and $2,512 for fiscal years 1998, 1997 and 1996, respectively. Capitalized leased assets are comprised of computer hardware, software and related installation costs.

Assets held for sale consists of land and buildings (see Note 17).

NOTE 6 - OTHER ASSETS

Other assets consisted of:                                             July 31,
                                                                 1998             1997
                                                                 ----             ----
 Engineering drawings                                          $ 22,164         $ 23,103
 Less: accumulated amortization                                  (5,771)          (5,064)
                                                               --------         --------
                                                               $ 16,393         $ 18,039
                                                               ========         ========

 Goodwill                                                      $ 12,980         $ 13,464
 Less: accumulated amortization                                  (1,955)          (1,516)
                                                               --------         --------
                                                               $ 11,025         $ 11,948
                                                               ========         ========

 Other Assets:
 Deferred taxes, net of valuation of allowance
     (Note 12)                                                 $ 11,036         $  8,696
 Deferred financing costs                                         3,032            2,912
 Investments carried at equity                                      137              137
 Pension asset                                                      254              569
 Other                                                            2,962            3,075
                                                               --------         --------
                                                                 17,421           15,389
 Less: accumulated amortization                                  (3,534)          (2,738)
                                                               --------         --------
     Total other assets                                        $ 13,887         $ 12,651
                                                               ========         ========

Amortization of intangible and other assets totaled $2,291, $2,378 and $2,257 for the years ended July 31, 1998, 1997 and 1996, respectively.

NOTE 7 - REVOLVING CREDIT AGREEMENT

On October 23, 1995, the Company replaced its existing revolving credit agreement and term loan with a $30,000 senior credit facility comprised of a $25,000 revolving credit agreement and a $5,000 term loan. The funding occurred on October 23, 1995, contemporaneously with the Company's completion of the acquisition of National Acme (see Note 2). On April 12, 1996, the Company obtained an additional $3,000 term loan to help fund certain litigation settlement costs (see Note 15) and increased the senior credit facility to $32,000. In connection with the acquisition of Mattison (see Note 2), the Company amended its senior credit facility to increase it to $40,000. This facility now consists of a $30,000 revolving credit agreement and up to $10,000 in term loans. Funds from two new term loans totaling $3,500 were used to finance the acquisition. Of this amount, $2,000 was repaid in March 1997 with proceeds from the sale of excess machinery and equipment. On March 11, 1998, the Company borrowed an additional $2,514, bringing the total term loan balance to $7,600. Payments on the term loans are $200 per month beginning March 31, 1998. Interest rates are based on the prime rate or alternative rates based on LIBOR.

The senior credit facility is secured by all of the Company's assets. Under the terms of the facility, the Company is required to comply with various operational and financial covenants, as defined, including (i) minimum net worth, (ii) interest coverage ratio, (iii) liabilities to net worth ratio, (iv) current ratio, (v) fixed charge coverage ratio and (vi) minimum earnings levels, as defined. In addition, the facility places limitations on the Company's ability to make capital expenditures and to pay dividends. Because of the special charge recorded by the Company in fiscal 1998 (see Note 17), the Company was not in compliance with these covenants. The lenders provided the Company with a waiver of these covenants as of July 31, 1998. See Note 8 for a discussion of additional changes in the senior credit facility and Subordinated Debt Agreements.

The maturity date for the senior credit facility was extended to October 23, 2000, subject to renewal by agreement of the parties. Amounts available under the revolving credit agreement are based upon a formula related to the Company's eligible accounts receivable and inventories. Interest on outstanding balances is payable monthly in arrears, at 1.0% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. A line of credit fee of 0.25% per annum is payable monthly on the difference between the revolving credit agreement and the average loan balance under the agreement. The amendment to the revolving credit agreement also provides for loan facility fees of $120 paid in January 1997 and a collateral management fee of $60 per year, payable each October. There are early termination fees should the Company terminate the agreement prior to its third anniversary.

At July 31, 1998, borrowings outstanding under the revolving credit agreement were $25,670. The rate in effect at July 31, 1998, was 8.66%.

NOTE 8: LONG-TERM DEBT

                                                                         July 31,
                                                                  1998             1997
                                                                  ----             ----
Term loans                                                      $  6,600         $  6,300
Subordinated Debentures, net of discount                          10,498            9,756
Seller's note                                                        160              733
Promissory note                                                      107              213
Capital lease obligations                                          1,364              606
Other                                                                 --              202
                                                                --------         --------
                                                                  18,729           17,810
Less: current maturities                                          (5,201)          (3,631)
                                                                --------         --------
                                                                $ 13,528         $ 14,179
                                                                ========         ========

On March 11, 1998, the Company amended its credit facility with its senior lender to increase the term loan by approximately $2,500. The new term loan was consolidated with the existing term loans for an aggregate term loan of $7,600. The proceeds from the new term loan were used to repay a portion of the outstanding revolving credit agreement. Principal payments on the term loan are $200 monthly, starting March 31, 1998. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The rate in effect at July 31, 1998 was 8.91%.

On May 25, 1994, the Company entered into an investment agreement with a syndicate of lenders (the "Investment Agreement") pursuant to which, among other things, the Company issued Subordinated Debentures in the aggregate amount of $12,000. Consummation of the Acquisition (see Note 2) and the refinancing of the senior credit facility (see Note 7) required the consent of the holders of the Subordinated Debentures pursuant to the terms of the investment agreement. Due to the inability of the Company to obtain the consent of one of the debenture holders on mutually agreeable terms, Charles E. Bradley and John G. Poole, directors and significant shareholders of the Company, loaned the Company $2,500 and $1,500, respectively, pursuant to the terms of Junior Subordinated Debentures, to replace the principal owed to one of the Subordinated Debenture holders. Also in connection with the refinancing, the holders of the Subordinated Debentures agreed to release their security interest in the Company's assets. Mr. Bradley has pledged assets to secure the Subordinated Debentures and he and his son will receive $90 annually as a collateral fee for as long as the pledge is in effect, payable in monthly installments.

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

The Subordinated Debentures are due $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. The Junior Subordinated Debentures plus unpaid interest are due June 30, 2001, or 30 days after the Subordinated Debentures are paid in full.

In conjunction with the issuance of the Subordinated Debentures in May 1994, the Company issued one million stock purchase warrants (see Note 10). The discount on the Subordinated Debentures initially aggregating $1,750 represents the fair market value of the stock purchase warrants issued to the original holders of the Subordinated

Debentures. In connection with the refinancing of the senior credit facility and the issuance of the Junior Subordinated Debentures, the Company issued an additional 500 Class A stock purchase warrants and 750 Class C stock purchase warrants (see Note 10). An additional discount of $1,750 was recorded on the Subordinated Debt and the Junior Subordinated Debt, representing the fair market value of the stock purchase warrants issued. The discount was $1,877 and $2,471 at July 31, 1998 and 1997, respectively, and is being amortized over the remaining life of the Subordinated Debentures using effective interest rates of approximately 21%.

The seller's note of $733 was issued in connection with the Mattison acquisition (See Note 2) and was paid in January 1998. The note bore interest at a rate of 10%. The Company has negotiated an agreement with the Seller related to a purchase price adjustment for an additional $160 payment, which was paid in October 1998.

A promissory note of $427 was issued in connection with the Cushman acquisition. It is payable in four equal annual installments of $107 through September 1998.

At July 31, 1997, other long-term debt included $200 related to an earnout note originally issued for $600 in connection with the Mideastern acquisition. This was paid in January 1998. The note bore interest at a rate of 8%.

Scheduled debt maturities for the next five fiscal years in the aggregate are $5,201 in fiscal 1999, $4,860 in fiscal 2000, $10,534 in fiscal 2001 and $11 in fiscal 2002.

Because of the special charge of $5,883 recorded by the Company in fiscal year 1998 (see Note 17), the Company was not in compliance with certain financial statement covenants in its senior credit agreement. The lenders provided the Company with a waiver of these covenants as of July 31, 1998. In addition, subsequent to year end, the Company and its lenders agreed to certain amendments to the senior credit agreement to provide, among other changes, for an increase in the total available under the revolving credit facility from $30,000 to $31,500; a change in the financial statement covenants effective from August 1, 1998; and an increase in the pricing on the revolving credit agreement from 1% above prime to 1.25% above prime.

The lenders on the senior credit agreement also agreed subsequent to year end to provide the Company with a new term loan of $2,500. In connection with this new term loan, principal repayments on all term loans were kept at $200 per month, however, the effective interest rate was increased effective November 1, 1998 to 1.50% above prime. As a result of the increase in the principal amount, but keeping the amortization the same, the Company has a balloon payment of $1,600 on the term loans at the final maturity of the term loan in fiscal 2001. The terms of the amended credit agreement provide that proceeds from the sale or disposition of fixed assets are to be applied to the term loans in reverse order of maturity.

In connection with the impact of the Special Charge recorded by the Company in fiscal year 1998, the Company was not in compliance with certain financial statement covenants in the subordinated debt facility. The Subordinated Debenture Holders have provided the Company with a waiver of those covenants for the quarters ended July 31, 1998 and October 31, 1998.

In addition, the amendment of certain provisions in the senior credit agreement was approved by the Subordinated Debenture Holders, and in connection with these changes, certain other changes have been negotiated in the subordinated debt facility, including a change in financial statement covenants effective August 1, 1998 and a deferral in the payment date for the $2,000 principal repayment date in May 1999.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company issued common stock in connection with the exercise of stock options during fiscal 1998 and 1997; $134 and $47 was credited to Additional paid-in capital, respectively.

In October 1995, the Company issued stock purchase warrants with an aggregate fair market value of $1,750 (see Notes 8 and 10). Such amounts increased Additional paid-in capital.

NOTE 10 - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

STOCK OPTIONS

Pursuant to the Company's 1989 Employee Stock Plan, an incentive stock compensation plan which permits the issuance of up to 1,300 shares of common stock, options have been granted to certain employees to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. Options granted after July 31, 1993 vest and become exercisable in installments of 30% at the end of the first and second years and 40% at the end of the third year, and they terminate ten years from the date of grant. The options granted on or before July 31, 1993 are exercisable in annual installments of up to 20% of the total shares represented by options, commencing one year from the date of grant and terminating ten years thereafter.

A summary of the status of the Company's Stock Option Plan at July 31, 1998, 1997 and 1996 is as follows:

                                                            Shares       Weighted Average
                                                         Under Option     Exercise Price
                                                         ------------     --------------
Outstanding at July 31, 1995                                   934             $1.89
  Forfeited                                                    (20)             2.63
  Granted                                                      157              2.41
                                                             -----
Outstanding July 31, 1996                                    1,071              1.96
  Granted                                                      100              2.44
  Exercised                                                    (25)             1.87
  Forfeited                                                     (7)             2.26
                                                             -----
Outstanding July 31, 1997                                    1,139              1.96
  Granted                                                      120              2.38
  Exercised                                                    (60)             2.25
  Forfeited                                                   (215)             2.03
                                                             -----
Outstanding July 31, 1998                                      984              2.02
                                                             =====

                                                             Range of Exercise Prices:
                                                          Under $2.00     $2.00 and over
                                                          -----------     --------------
Options outstanding:
  Number outstanding                                           420               564
  Weighted average remaining years of contractual life         5.5               4.6
  Weighted average exercise price                            $1.75             $2.23
Options exercisable:
  Number exercisable                                           420               356
  Weighted average exercise price                            $1.75             $2.13

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

On January 27, 1995, in connection with the Mideastern acquisition, the Company issued options to the former Mideastern shareholders to purchase up to 100 shares of common stock at a purchase price of $1.50 per share. If, on January 27, 1998, the fair market value of the shares covered by these options is not at least $3.50 per share (subject to adjustment), the optionee could have elected to and did redeem the options for $1.50 per share. The Company recognized $150 in compensation expense during fiscal 1998.

The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans in its results of operations. Had the Company recorded a charge for the fair value of options granted consistent with SFAS 123, net income and net income per common share would have been reduced by $37 and $0.01 in fiscal 1998, $81 and $0.01 in fiscal 1997 and $18 and no impact in fiscal 1996, respectively. The fair value of options granted during fiscal 1998, 1997 and 1996 was $184, $171 and $195, respectively. The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black Scholes option pricing model, with the following assumptions used for grants in fiscal 1998, 1997 and 1996:

Risk free rate of interest     5.5% - 7%
Expected option lives          10 years for Directors and Executive Officers, 3 years for other grants
Expected Volatility            50 - 57%

STOCK PURCHASE WARRANTS

In conjunction with the issuance of the Subordinated Debentures (see Note 8), the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") which permit holders of the Subordinated Debentures to purchase one million shares of the Company's common stock at an exercise price of $0.01 per share. The Class A Warrants are exercisable from May 25, 1996, through May 25, 2004, or three years after final payment of the Subordinated Debentures, if later. The Company also issued Class B Stock Purchase Warrants (the "Class B Warrants"), which became available to the Subordinated Debenture holders as a result of the settlement of the class action suit filed in 1992. The actual number of Class B Warrants outstanding, based on a formula that uses the average closing stock price for 90 days prior to May 25, 1997, is 289.

In connection with the issuance of the Junior Subordinated Debentures, the Company issued Class A Stock Purchase Warrants (the "Class A Warrants") to Messrs. Bradley and Poole, representing the right to purchase 52 and 31 shares of the Company's common stock, respectively. These Class A Warrants were originally issued to the Subordinated Debenture holder who was replaced by the Junior Subordinated Debentures which were issued to Messrs. Bradley and Poole.

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

The number of shares of the Company's Common Stock which the holders of the Class C Warrants have the right to acquire may be reduced based on the Company attaining earnings levels, as defined in the Investment Agreement, as amended. The Company recorded 200 warrants as likely to be issued. The additional Class A and Class C Warrants had an aggregate fair market value of $1,750. Such amount increased Additional paid-in capital and is recorded as a discount to the Subordinated Debentures. This discount is being amortized as interest expense over the life of the Subordinated Debt.

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


Pension expense is as follows:

                                                                 Year ended July 31,
                                                        1998              1997              1996
                                                        ----              ----              ----
Service cost                                          $    685          $   653           $   656
Interest on projected benefit obligation                 3,765            3,810             2,393
Actual return on plan assets                           (11,283)          (2,719)           (4,080)
Net amortization and deferral                            7,886             (790)            1,979
                                                      --------          -------           -------
                                                      $  1,053          $   954           $   948
                                                      ========          =======           =======

Effective September 1, 1996, the benefits under the National Acme Salaried Employees Plan were frozen. The Company recognized $408 of net curtailment income in fiscal 1997.

The funded status of plans in which plan assets at fair market value exceed the projected benefit obligation is presented below:

                                                                         July 31,
                                                                 1998              1997
                                                                 ----              ----
Plan assets at fair market value                               $ 15,190           $ 8,063
Projected benefit obligation                                     11,279             6,025
                                                               --------           -------
Excess fair value of assets over projected benefit
  obligation                                                      3,911             2,038
Unrecognized prior service cost                                      32                36
Contribution after measurement date                                  91                 8
Unrecognized net gain                                            (3,780)           (1,513)
                                                               --------           -------
Accrued pension asset                                          $    254           $   569
                                                               ========           =======

The projected benefit obligations at July 31, 1998, and 1997 include accumulated benefit obligations of $11,279 and $6,025 and vested benefit obligations of $10,794 and $5,843, respectively.

The funded status of plans in which the projected benefit obligation exceeds plan assets at fair market value is presented below:

                                                                        July 31,
                                                                 1998             1997
                                                                 ----             ----
Plan assets at fair market value                               $ 31,382         $ 31,524
Projected benefit obligation                                     37,390           41,141
                                                               --------         --------
Excess projected benefit obligation over
    fair value of assets                                         (6,008)          (9,617)
Unrecognized transition obligation                                  146              183
Unrecognized net gain                                            (7,616)          (4,177)
Unrecognized prior service cost and other                           670              735
Contribution after measurement date                                 246              336
                                                               --------         --------
Accrued pension liability                                      $(12,562)        $(12,540)
                                                               ========         ========

The projected benefit obligations at July 31, 1998, and 1997 include accumulated benefit obligations of $37,390 and $41,141 and vested benefit obligations of $36,616 and $39,934, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 8.25% for fiscal 1998 and 1997, respectively. The expected long-term rate of return on plan assets was 9% for both years.

OTHER EMPLOYEE BENEFITS

The Company also has two defined contribution pension plans pursuant to Section 401(k) of the Internal Revenue Code. All non-union and salaried employees of the Company are eligible for participation in one of the plans. Plan participants may contribute up to 15% of gross compensation. The Company provides a match of 50% of participant contributions, up to 6% of each participant's compensation. Contribution expense for the years ended July 31, 1998, 1997 and 1996 was $396, $480 and $343, respectively.

Certain union employees hired by National Acme after April 1, 1986, no longer accrue benefits under the defined benefit pension plan. These employees receive a contribution to the plan, based on their hire date, of either 1% or 3% of compensation. Plan participants may also contribute up to 15% of compensation. Contributions under this plan were $153, $100 and $99 during fiscal 1998, 1997 and 1996, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain employees with health and life insurance benefits after retirement. Health insurance benefits require employee contributions in certain cases. The Company assumed postretirement medical liabilities of $20,559 as a result of the acquisition of The National Acme Company on October 23, 1995 (see Note 2).

Postretirement benefit cost includes the following components:

                                                      Year ended July 31,
                                                1998          1997         1996
                                                ----          ----         ----
Service cost                                  $   102       $   101       $  129
Interest on projected benefit obligation        1,298         1,725        1,203
Amortization of actuarial (gains)/losses         (712)         (131)           3
                                              -------       -------       ------
Net periodic postretirement benefit cost      $   688       $ 1,695       $1,335
                                              =======       =======       ======

The Company has not funded any portion of its postretirement benefit obligations.

The following table sets forth the amount recognized in the accompanying balance sheets:

                                                                 July 31,
                                                            1998           1997
                                                            ----           ----
Retirees                                                  $ 7,620        $17,306
Active plan participants - fully eligible                     622            843
Other active plan participants                              2,075          2,355
                                                          -------        -------
Accumulated postretirement benefit obligation              10,317         20,504
Unrecognized plan change                                   10,477             --
Unrecognized gain                                           1,793          3,694
                                                          -------        -------
                                                          $22,587        $24,198
                                                          =======        =======

The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.75% and 8.25% for fiscal 1998 and 1997, respectively. The medical cost trend rate in fiscal 1998 and 1997 was 8.0% and 8.5%, respectively, declining on a linear basis to a terminal rate of 5.25% by the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased fiscal 1998 and 1997 costs by approximately $77 and $95, respectively, and the accumulated postretirement benefit obligation as of July 31, 1998 and 1997 by $626 and $969, respectively.

NOTE 12 - INCOME TAXES

Pre-tax income/(loss) was $(8,769), $6,673 and $(769) in fiscal 1998, 1997 and
1996, respectively.

The (benefit)/provision for income taxes on income/(loss) is summarized below:

                                                             Year ended July 31,
                                                         1998         1997       1996
                                                         ----         ----       ----
Current tax expense
    Federal                                            $  (257)      $  104      $ 132
    State and local                                        234          227        170
                                                       -------       ------      -----
    Total current                                          (23)         331        302
                                                       -------       ------      -----
Deferred tax expense (benefit)
    Federal                                             (1,769)       2,195       (301)
    State and local                                       (571)         133        (53)
                                                       -------       ------      -----
    Total deferred                                      (2,340)       2,328       (354)
                                                       -------       ------      -----
Release of valuation allowance:
     Charged to Excess of purchase price over net
         assets acquired from related parties               --          116         --
                                                       -------       ------      -----
Total                                                  $(2,363)      $2,775      $ (52)
                                                       =======       ======      =====

Deferred tax assets (liabilities) are comprised of the following:

                                                                July 31,
                                                         1998            1997
                                                         ----            ----
Intangible assets                                      $ (2,017)       $ (1,944)
Fixed assets                                             (2,038)         (2,742)
Inventories                                              (4,632)         (4,632)
                                                       --------        --------
Gross deferred tax liabilities                           (8,687)         (9,318)

Net operating loss and other carryforwards                3,676             527
Noncompetition agreement                                     35              60
Inventory reserves                                        3,770           4,145
Intangible assets                                         1,874           2,367
Accounts receivable reserves                                248             240
Accrued postretirement benefits                           9,124           9,688
Accrued pension benefits                                  4,712           4,722
Accrued expenses and other                                  873             854
                                                       --------        --------
Gross deferred tax assets                                24,312          22,603
Deferred tax assets valuation allowance                  (4,589)         (4,589)
                                                       --------        --------
Net deferred taxes                                     $ 11,036        $  8,696
                                                       ========        ========

The tax benefit resulting from the amortization of excess tax basis (i.e. the excess over recorded book value) of certain intangible assets will reduce the equity account "Excess purchase price over net assets acquired from related parties," which will increase stockholders' equity (see Note 1). The Company has a valuation allowance of $2,367 in fiscal 1998 and 1997 related to this item because of the uncertainty of realization of this asset.

The Company recorded deferred tax assets of $7,551 related to the acquisition of National Acme (see Note 2) and also established a valuation allowance of $2,222 due to uncertainty of the realization of the deferred tax assets.

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate on income/(loss) before income taxes are as follows:

                                                       Year ended July 31,
                                                   1998        1997       1996
                                                   ----        ----       ----
Statutory rate                                     34.0%       34.0%      34.0%
State income taxes, net of federal benefit          1.6         3.5      (10.0)
Nondeductible goodwill                             (8.0)        3.5      (23.4)
Other nondeductible items                          (0.7)         --       (0.8)
Other                                                --         0.6        6.9
                                                   ----        ----      -----
                                                   26.9%       41.6%       6.7%
                                                   ====        ====      =====

The Company has a net operating loss carryforward at July 31, 1998 of approximately $8,249, which expires at various dates through 2012. The Company also has investment tax credit carryforwards of $287 which expire at various dates through the year 2000 and minimum tax credit carryforwards of $90 which have no expiration.

NOTE 13 - RELATED PARTIES

STANWICH PARTNERS, INC. ("SPI")

Two of the principals of SPI serve on the Company's Board of Directors. The Company has a consulting agreement, as amended, with SPI through July 2001, which provides for payments to SPI for consulting services of $261 per year for each of the three fiscal years ending July 31, 1996, 1997 and 1998. Aggregate SPI consulting fee expense under all agreements was $261 for each of the fiscal years ended July 31, 1998, 1997 and 1996. In fiscal 1996, the Company paid $250 for additional services in connection with the refinancing of the senior credit facility (see Notes 7 and 8).

In fiscal 1998, 1997 and 1996 the Company reimbursed SPI approximately $3, $11 and $5, respectively, for travel expenses incurred by SPI on behalf of the Company.

D.V. ASSOCIATES, L.P.

Pursuant to a license agreement, the Company licenses certain trademarks from D.V. Associates, L.P., and the Company's rights to these trademarks are subject to the payment of certain license fees. The Company paid license fees to D.V. Associates, L.P., of $300 in fiscal 1998, 1997 and 1996. The Company holds an option to purchase the trademarks from D.V. Associates, L.P., for $3,000. Two of the Company's directors have limited partnership interests in D.V. Associates, L.P.

CHARLES E. BRADLEY AND JOHN G. POOLE

In order to obtain the consent of the Subordinated Debt holders to the refinancing of the senior credit facility in October, 1995, Messrs. Bradley and Poole, directors and significant shareholders of the Company, loaned the Company $2,500 and $1,500, respectively, pursuant to the terms of Junior Subordinated Debentures, to replace the principal owed to one of the Subordinated Debenture holders. Also in connection with the refinancing, the holders of the Subordinated Debt agreed to release their security interest in the Company's assets. Mr. Bradley has pledged assets to secure the Subordinated Debt and will receive $90 annually as collateral fee for as long as the pledge is in effect, payable in monthly installments. During fiscal 1998, 1997 and 1996, the Company paid $90, $90 and $68 as collateral fee to Mr. Bradley and his son. Interest payments on the Junior Subordinated Debt of $291, $282 and $191 were paid to Mr. Bradley and $175, $169 and $115 were paid to Mr. Poole for fiscal 1998, 1997 and 1996, respectively. In addition, interest payable to Messrs. Bradley and Poole of $234 and $141, respectively, has been added to the Junior Subordinated Debt balances as of July 31, 1998.

NOTE 14 - LEASE COMMITMENTS

The Company has various non-cancelable operating leases relating principally to machinery and equipment and real property, which expire at various dates through 2006. Two of the Company's operating facilities were leased in April 1986 under an operating lease with an initial 20-year term. This lease contains an escalation provision, effective commencing on the fifth anniversary of the lease and thereafter at each five-year anniversary, based on increases in the consumer price index. Monthly payments are $80 after the escalation effective May 1996. The lease is renewable for four additional five-year terms. Upon completion of the initial 20-year term, the Company is required to renew the lease for at least one five-year term or purchase the property. Accordingly, the minimum rental commitments shown below reflect one additional five-year renewal term.

Rental expense relative to all operating leases for the years ended July 31, 1998, 1997 and 1996 was $2,924, $2,529 and $2,731, respectively. At July 31,
1998, future minimum rental commitments under non-cancelable operating leases with a term in excess of one year are $18,639 and are due $2,611 in fiscal 1999, $2,514 in fiscal 2000, $2,345 in fiscal 2001, $2,125 in fiscal 2002,
$1,384 in fiscal 2003 and $7,660 thereafter.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - BUSINESS SEGMENTS

The Company's business activities are conducted by four business segments: the Services Group, the Machine Tool Group, the Tooling Systems Group and the Industrial Group. The business segments are organized along product offerings. The Services Group provides repair and replacement parts and field service primarily for well-known brands such as DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand. The Machine Tool Group manufactures original equipment multi-spindle automatic lathes, automatic bar and chucking machines, tooling and attachments under the trade names Acme-Gridley and New Britain Machine. The Machine Tool Group also provides rebuild, retrofit and remanufacturing services for highly respected machine tool brands, such as DeVlieg, Bullard, Acme-Gridley, American Tool, Brown & Sharpe, Futurmill, Mattison, New Britain Machine, Rockford and White-Sundstrand. The Tooling Systems Group manufactures precision tool holding devices, machine tool spindles, boring tools, workholding chucks and electronic tool management systems used in manual and computerized machine tools under the trade names Universal Engineering, DeVlieg-Microbore, Cushman and Microset. The Industrial Group manufactures high quality, stationary power tools, including table saws, shapers, lathes, jointers, band saws, panel saws, wood lathes, planers and drill presses marketed under the Powermatic and Artisan brand names. Financial information for each of these segments is summarized below:

                                                 Machine      Tooling
                                   Services        Tool       Systems    Industrial
                                     Group        Group        Group        Group      Corporate    Total(d)
                                     -----        -----        -----        -----      ---------    --------
YEAR ENDED JULY 31, 1998
Sales                               $39,963      $31,139      $21,499      $25,160      $    --     $117,761
Intersegment sales                       --           --         (994)          --           --         (994)
Net sales                            39,963       31,139       20,505       25,160           --      116,767
Operating income (a)                  5,835       (8,038)       1,701        1,000       (3,920)      (3,422)
Identifiable assets                  50,045       33,183       17,920        8,255       14,512      123,915
Capital expenditures (b)                695          153          213          842          211        2,114
Depreciation and amortization         1,499        1,024          635          498        1,197        4,853

YEAR ENDED JULY 31, 1997
Net sales                           $44,188      $41,594      $21,152      $23,677      $    --     $130,611
Operating income                      8,679        2,835        1,186        1,225       (2,162)      11,763
Identifiable assets                  40,353       42,802       18,992        7,182       12,115      121,444
Capital expenditures (b)                313          364           60          391          280        1,408
Depreciation and amortization         1,951        1,207          350          388          609        4,505

YEAR ENDED JULY 31, 1996
Net sales                           $37,821      $30,783      $20,983      $23,727      $    --     $113,314
Operating income (c)                  4,767        1,663        1,064        1,155       (5,014)       3,635
Identifiable assets                  45,682       37,544       19,942        8,022        8,613      119,803
Capital expenditures (b)                206          747           40          441          175        1,609
Depreciation and amortization         1,661        1,128          963          527          333        4,612

(a) Special charges were allocated $4,261 to the Machine Tool Group, $501 to the Services Group and $1,121 to Corporate (See Note 17).

(b) Capital expenditures include $870, $192 and $471 of leased assets financed by capital lease obligations in fiscal 1998, 1997 and 1996, respectively.

(c) Litigation settlement charges of $4,600 in fiscal 1996 were allocated as follows: $2,200 to the Services Group and $2,400 to Corporate.

(d) Interest expense and income taxes are primarily allocated as Corporate expenses.

NOTE 17 - SPECIAL CHARGES AND FOURTH QUARTER ADJUSTMENTS

As part of its continuing effort to streamline its operations by eliminating redundancies and improving efficiency, the Company recorded a special charge to provide for the plan to dispose of a number of redundant facilities, accrue for related exit costs and write off goodwill and other intangible assets. Primarily as a result of these measures, the Company recorded a charge of $5,883, of this amount, $5,633 was recorded during the fourth quarter of fiscal 1998. The closing of two facilities, in Cleveland, Ohio and Abbottstown, Pennsylvania, is the result of changes or growth that facilitated the need for either expanded space or more up-to-date facilities. The Fremont, Ohio warehouse was closed last year when the parts inventories were consolidated in the Company's expanded Rockford, Illinois operation last year.

The $5,883 charge is comprised of $1,799 write-down of real estate, $2,477 write-off of goodwill, other intangible assets and other items and $1,607 provision for future costs associated with the planned streamlining of the National Acme business, including severance and other related exit costs. The goodwill written off related to the National Acme Machines business; the Company still carries $12,398 in engineering drawings and goodwill related to the National Acme aftermarket parts business.

In addition to the above item, during the fourth quarter of fiscal 1998, the Company recognized $356 of income based on the final actuarial valuation of changes to the postretirement medical program and approximately $500 of income related to a review of its excess and obsolete inventory reserve position. Also in the fourth quarter, the Company recognized an adjustment of $700 to its income tax provision to reflect the reduced tax benefit for the nondeductible nature of the write-off of intangible assets.

NOTE 18 - EARNINGS PER SHARE

The implementation of SFAS 128 did not have a material impact on the financial statements. The table below sets forth the computation of the weighted average number of shares used for basic and diluted earnings per share:

                                                                          Year ending July 31,
                                                                  1998             1997              1996
                                                                  ----             ----              ----
Average common shares outstanding                                12,299           12,259            12,250
Stock purchase warrants (a)                                       1,783            1,782             1,523
                                                                 ------           ------            ------
Average common shares outstanding-basic                          14,082           14,041            13,773
Effect of dilutive securities(b):
     Contingently issuable stock purchase warrants                  748              747               576
     Stock options                                                  428              391               233
                                                                 ------           ------            ------
Average common shares outstanding-diluted                        15,258           15,179            14,582
                                                                 ======           ======            ======

(a) Class A and Class B Stock Purchase Warrants are included in the computation of basic earnings per share.

(b) When a net loss is recorded, additional shares for stock options and contingent stock purchase warrants are not included because their inclusion would be antidilutive. Because fiscal 1998 and 1996 results reflect a net loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding.

PART III



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on January 20, 1999 contains, under the caption "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Business Executive Officers."

ITEM 11.          EXECUTIVE COMPENSATION

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on January 20, 1999 contains, under the caption "Executive Compensation and Other Information," information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on January 20, 1999 contains, under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors," information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on January 20, 1999 contains, under the caption "Certain Relationships and Related Transactions," information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

(a) (1) The following financial statements of DeVlieg-Bullard, Inc., are included herein under Item 8 of Part II; Pages 19 to 41.

         Report of Independent Accountants

         Balance Sheets
         July 31, 1998 and 1997

         Statements of Operations
         Years ended July 31, 1998, 1997 and 1996

         Statements of Cash Flows
         Years ended July 31, 1998, 1997 and 1996

         Statements of Changes in Stockholders' Equity
         Years ended July 31, 1998, 1997 and 1996

         Notes to the Company Financial Statements

    (2) The following financial statement schedules of DeVlieg-Bullard, Inc., are included herein on pages 49 to 51:

         Report of Independent Accountants on Financial Statement Schedules

         Schedule VIII - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3)  Management and Compensatory Plans and Arrangements

         DeVlieg-Bullard, Inc., 1989 Employee Stock Plan (included as Exhibit 10.03).

         DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors (included as Exhibit 10.05).

         Non-Interference and Non-Disclosure Agreement executed by William O. Thomas dated May 25, 1994 (included as Exhibit 10.11).

         Consulting Agreement dated as of August 1, 1998, between the Company and Stanwich Partners, Inc. (included as Exhibit 10.13).

         Employment Agreement dated as of March 23, 1998, between the Company and Thomas V. Gilboy (included as Exhibit 10.40).

(b) DeVlieg-Bullard, Inc., did not file any reports on Form 8-K for the quarter ended July 31, 1998.

(c) Exhibits:

Exhibit
Number   Description
--------------------
3.1      Restated Certificate of Incorporation of the Company. (Incorporated by
         reference to Exhibit 3.1 to the Company's Registration Statement on
         Form S-1 Registration No. 33-32725 ("Registration Statement."))

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

10.05    DeVlieg-Bullard, Inc., 1991 Stock Option Plan for Outside Directors.
         (Incorporated by reference to Exhibit 10.05 to the Company's Annual
         Report on Form 10-K for the year ended July 31, 1996 ("1996 Form
         10-K").)

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
         (Incorporated by reference to Exhibit 10.44 to the Company's April 1994
         Form 10-Q.)

10.09    Class A Stock Purchase Warrant issued by the Company May 25, 1994, to
         PNC Capital Corp., the "PNC Class A Warrant," for the right to purchase
         333,333 shares of the Company's common stock. In addition, the Company issued the following warrant which is substantially identical to the PNC Class A Warrant except as to Holder:

                                                                 Number of Shares
         Holder                                                 Subject to Warrant
         ------                                                 ------------------
         Banc One Capital Partners Corporation                         333,333
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

10.13 Consulting Agreement dated as of August 1, 1998, between the Company and Stanwich Partners, Inc.

10.15    First Amendment to Investment Agreement dated October 23, 1995, among
         Banc One Capital Partners Corporation, PNC Capital Corp., Allied
         Investment Corporation, Allied Investment Corporation II, Allied
         Capital Corporation II, Charles E. Bradley, Sr., John G. Poole and
         DeVlieg-Bullard, Inc. (Incorporated by reference to Exhibit 10.4 the
         Company's Form 8-K dated November 7, 1995.)

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

10.27    Asset Purchase Agreement between Mattison Technologies, Inc. and
         DeVlieg-Bullard, Inc. dated December 18, 1996. (Pursuant to Item
         601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated by reference to Exhibit 2.1 to the Company's
         Form 8-K dated February 3, 1997.)

10.28 Secured Promissory Note dated January 16, 1997 in the principal amount of $2,600,000 between Mattison Technologies, Inc., and DeVlieg-Bullard,
         Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Form
         8-K dated February 3, 1997.)


10.29    Registration Rights Agreement dated February 27, 1997, among
         DeVlieg-Bullard, Inc., Charles E. Bradley, Stanwich Oil and Gas, Inc.
         and Corestates Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
         1997 ("April 1997 Form 10-Q."))

10.30    Second Amendment to Investment Agreement dated April 12, 1996, among
         DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC
         Capital Corp., Charles E. Bradley and John G. Poole. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended July 31, 1997.)

10.31    Third Amendment to Investment Agreement dated January 17, 1997, among
         DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC
         Capital Corp., Charles E. Bradley and John G. Poole. (Incorporated by reference to Exhibit 10.2 to the Company's April 1997 Form 10-Q.)

10.32    Second Amendment to Amended and Restated Financing and Security
         Agreement dated September 17, 1997 among DeVlieg-Bullard, Inc., the CIT
         Group/Business Credit Inc., and BNY Financial Corporation.
         (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended October 31, 1997.)

10.33    Third Amendment to Amended and Restated Financing and Security
         Agreement dated December 29, 1997 among DeVlieg-Bullard, Inc., the CIT
         Group/Business Credit Inc., and BNY Financial Corporation.
         (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended January 31, 1998 ("January
         1998 Form 10-Q").)

10.34    Fourth Amendment to Amended and Restated Financing and Security
         Agreement dated March 11, 1998 among DeVlieg-Bullard, Inc., the CIT
         Group/Business Credit Inc., and BNY Financial Corporation.
         (Incorporated by reference to Exhibit 10.1 to the Company's January
         1998 Form 10-Q.)

10.35 Amended and Restated Term Loan Promissory Note dated March 11, 1998 in the principal amount of $4,750,000 between DeVlieg-Bullard, Inc. and the CIT Group/Business Credit, Inc. (Incorporated by reference to the Company's January 1998 Form 10-Q.)

10.36 Amended and Restated Term Loan Promissory Note dated March 11, 1998 in the principal amount of $2,850,000 between DeVlieg-Bullard, Inc. and BNY Financial Corporation. (Incorporated by reference to the Company's
         January 1998 Form 10-Q.)

10.37 Fourth Amendment to Investment Agreement dated September 17, 1997, among DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC
         Capital Corp., Charles E. Bradley and John G. Poole. (Incorporated by reference to the Company's January 1998 Form 10-Q.)

10.38    Fifth Amendment to Investment Agreement dated March 11, 1998, among
         DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC
         Capital Corp., Charles E. Bradley and John G. Poole. (Incorporated by reference to the Company's January 1998 Form 10-Q.)

10.39    Amendment to Intercreditor Agreement dated March 11, 1998 between the
         CIT Group/Business Credit, Inc., Charles E. Bradley, John G. Poole,
         Banc One Capital Partners Corporation and PNC Capital Corp.
         (Incorporated by reference to the Company's January 1998 Form 10-Q.)

10.40 Employment Agreement dated as of March 23, 1998, between the Company and Thomas V. Gilboy.

23       Consent of PricewaterhouseCoopers, LLP

27       Financial Data Schedules (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 1998.

DEVLIEG-BULLARD, INC.
(Registrant)

By:      /s/ William O. Thomas
         ---------------------
         William O. Thomas
         President and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                        Date
-----------------------                                        ----
/s/  William O. Thomas                                         September 24, 1998
------------------------------------
     William O. Thomas
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)


/s/  Thomas V. Gilboy                                          September 24, 1998
------------------------------------
     Thomas V. Gilboy
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)


/s/ Charles E. Bradley                                         September 24, 1998
------------------------------------
     Charles E. Bradley
     Chairman of the Board


/s/  Burton C. Borgelt                                         September 24, 1998
------------------------------------
     Burton C. Borgelt, Director


/s/  Thomas L. Cassidy                                         September 24, 1998
------------------------------------
     Thomas L. Cassidy, Director


/s/  John R. Kennedy                                           September 24, 1998
------------------------------------
     John R. Kennedy, Director


/s/  John E. McConnaughy, Jr.                                  September 24, 1998
------------------------------------
     John E. McConnaughy, Jr., Director


/s/  John G. Poole                                             September 24, 1998
------------------------------------
     John G. Poole, Director

DeVlieg-Bullard, Inc.
Index To Financial Statement Schedules




Description
Report of Independent Accountants on Financial Statement Schedules            50

Schedule VIII -Valuation and Qualifying Accounts                              51


All other financial statement schedules are either not required or not applicable to the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of DeVlieg-Bullard, Inc.


Our audits of the financial statements referred to in our report dated September 15, 1998, except as to Notes 7 and 8 which are as of November 9, 1998, appearing on page 20 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K on page 43. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





/s/ PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
September 15, 1998

DeVlieg-Bullard, Inc.
Schedule VIII - Valuation and Qualifying Accounts
(in thousands)

                                                                Additions        Additions
                                             Balance at        Charged to       Charged to                      Balance at
                                           August 1, 1995        Expense           Other        Deductions    July 31, 1996
                                           --------------        -------           -----        ----------    -------------
Accounts Receivable                             $   810           $   61          $   69 a       $  (487)b        $   453
Inventories                                       6,105              (68)c         4,942 e           (57)d         10,922
Deferred Tax Assets                               2,483               --           2,222 e            --            4,705
Litigation Reserve                                   38            4,600 f            --          (2,329)f          2,309

                                                                Additions        Additions
                                             Balance at        Charged to       Charged to                      Balance at
                                           August 1, 1996        Expense           Other        Deductions    July 31, 1997
                                           --------------        -------           -----        ----------    -------------
Accounts Receivable                             $   453           $   36          $   --         $   (99)b        $   390
Inventories                                      10,922              674 c            --          (1,092)d         10,504
Deferred Tax Assets                               4,705               --              --            (116)           4,589
Litigation Reserve                                2,309             (712)             --          (1,597)f             --

                                                                Additions        Additions
                                             Balance at        Charged to       Charged to                      Balance at
                                           August 1, 1997        Expense           Other        Deductions    July 31, 1998
                                           --------------        -------           -----        ----------    -------------
Accounts Receivable                             $   390           $ (195)         $  282 a       $   (78)         $   399
Inventories                                      10,504              918 c           127 g          (993)d         10,556
Deferred Tax Assets                               4,589               --              --              --            4,589
Accrual for redundant facility costs (h)             --            1,542              --              --            1,542


(a)      Recoveries of amounts previously written off.

(b)      Write-off amounts deemed uncollectible.

(c)      Provision for obsolescence.

(d)      Scrapped inventory.

(e) Includes reserves of companies acquired (see Note 2 of Notes to the Company Financial Statements).

(f) See Note 15 of Notes to the Company Financial Statements for a description of litigation expenses. The Company settled one of the cases during fiscal 1997 and one during fiscal 1996.

(g)      Reserve for favorable purchase price on bulk purchased inventory.

(h) See Note 17 of Notes to the Company Financial Statements for a description of the special charge for redundant facilities and related exit costs.