Form 10-Q
period 1998-10-31
DEVLIEG BULLARD INC
filed 1998-12-15
CIK 858710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock outstanding as of December 1, 1998 was 12,334,900.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                           October 31,    July 31,
                                                              1998          1998
                                                            ---------    ---------
ASSETS                                                     (unaudited)
Current assets:
     Cash and cash equivalents                              $     767    $     365
     Accounts receivable, net                                  22,518       24,895
     Inventories, net                                          49,088       45,459
     Other current assets                                       1,501        1,418
                                                            ---------    ---------
         Total current assets                                  73,874       72,137

Property, plant and equipment, net                              8,469        8,781
Assets held for sale                                            1,692        1,692
Engineering drawings, net                                      16,200       16,393
Goodwill, net                                                  10,900       11,025
Other assets, net                                              14,440       13,887
                                                            ---------    ---------
         Total assets                                       $ 125,575    $ 123,915
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  20,577    $  17,625
     Accrued expenses and other current liabilities             7,203       10,007
     Revolving credit agreement                                29,153       25,670
     Current portion of long-term debt                          4,874        5,201
                                                            ---------    ---------
         Total current liabilities                             61,807       58,503

Long-term debt (related party $4,375)                          13,142       13,528
Postretirement benefit obligation                              21,562       21,357
Other noncurrent liabilities                                   10,816       11,121
                                                            ---------    ---------
         Total liabilities                                    107,327      104,509

Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000 shares; issued and outstanding
         12,334,900 shares                                        123          123
     Additional paid-in capital                                34,230       34,230
     Excess purchase price over net assets acquired from
         related parties                                      (16,242)     (16,242)
     Retained earnings                                            252        1,438
     Cumulative translation adjustment                           (115)        (143)
                                                            ---------    ---------
         Total stockholders' equity                            18,248       19,406
                                                            ---------    ---------
         Total liabilities and stockholders' equity         $ 125,575    $ 123,915
                                                            =========    =========

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                             Three Months Ended
                                                                 October 31,
                                                             1998         1997
                                                           --------     --------

Net sales                                                  $ 26,600     $ 26,483
Cost of sales                                                20,338       18,495
                                                           --------     --------
     Gross profit                                             6,262        7,988

E S G & A expenses:
     Engineering                                                609          496
     Selling                                                  2,985        2,744
     General and administrative                               3,409        2,968
                                                           --------     --------
         Total E S G & A expenses                             7,003        6,208

Other income, net                                               241           11
                                                           --------     --------

Operating (loss)/income                                        (500)       1,791

Interest expense (including related party interest
     of $176 and $171)                                        1,385        1,320
                                                           --------     --------

(Loss)/income before income taxes                            (1,885)         471

Income tax (benefit)/provision                                 (699)         199
                                                           --------     --------

Net (loss)/income                                          $ (1,186)    $    272
                                                           ========     ========

(Loss)/income per common share:
     Basic                                                 $  (0.08)    $   0.02
                                                           ========     ========
     Diluted                                               $  (0.08)    $   0.02
                                                           ========     ========

Average common shares and equivalents outstanding
     Basic                                                   14,107       14,060
                                                           ========     ========
     Diluted                                                 14,107       15,465
                                                           ========     ========

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                         Three Months Ended
                                                                             October 31,
Cash flows from operating activities:                                     1998        1997
                                                                        --------    --------
Net (loss)/income                                                       $ (1,186)   $    272
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
         Depreciation and amortization                                     1,265       1,221
         Deferred income taxes                                              (762)       --
         Provision for losses on accounts receivable                         151          47
         Net gain on sale of assets                                         (241)       --
Changes in assets and liabilities, net of effects from acquisitions
     Accounts receivable                                                   2,226       3,103
     Inventories                                                          (3,629)     (1,578)
     Other current assets                                                    (83)        (74)
     Accounts payable                                                      2,952         882
     Accrued expenses and other current liabilities                       (2,804)     (2,690)
     Other, net                                                             (103)       (497)
                                                                        --------    --------
     Net cash (used for)/provided by operating activities                 (2,214)        686

Cash flows from investing activities:
     Capital expenditures                                                   (149)       (534)
     Proceeds from sale of assets                                            241
                                                                        --------    --------
     Net cash provided by/(used for) investing activities                     92        (534)

Cash flows from financing activities:
     Borrowings under revolving credit agreement                          30,378      30,302
     Repayments under revolving credit agreement                         (26,895)    (29,245)
     Payments of long-term debt                                             (987)       (768)
                                                                        --------    --------
     Net cash provided by financing activities                             2,496         289

Effect of exchange rate changes on cash                                       28         (59)
                                                                        --------    --------

Net increase in cash and cash equivalents                                    402         382
Cash and cash equivalents at beginning of period                             365         637
                                                                        --------    --------
Cash and cash equivalents at end of period                              $    767    $  1,019
                                                                        ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                           $  1,175    $  1,166
     Income taxes, net of refunds                                             27          13

During the three months ended October 31, 1998 and 1997, the Company entered into capital leases for computer equipment totaling $102 and $448, respectively, which were financed by capital lease obligations.

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                     Notes to Unaudited Financial Statements

NOTE 1: Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the management of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of October 31, 1998 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1999 ("fiscal 1999") and the fiscal year ended July 31, 1998 ("fiscal 1998") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

NOTE 2: Inventories

                                                    October 31,         July 31,
Inventories consisted of:                             1998               1998
                                                     -------            -------
                                                   (unaudited)
Raw materials                                        $ 1,453            $ 1,620
Work-in-process                                       14,609             14,671
Finished goods                                        33,026             29,168
                                                     -------            -------
                                                     $49,088            $45,459
                                                     =======            =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $9,205 and $10,556 at October 31, 1998 and July 31, 1998, respectively. Inventories valued using LIFO were $20,747 and $19,298 at October 31, 1998 and July 31, 1998, respectively. There was no LIFO reserve against those inventories. The financial accounting basis for the inventories of acquired companies exceeds the tax basis of $12,224 at October 31, 1998 and July 31, 1998.

NOTE 3: Segment Reporting

Financial information for each of the Company's segments is summarized below:

                                                                Machine     Tooling
                                       Services     Tool        Systems    Industrial
                                        Group       Group        Group        Group      Corporate     Total(a)
                                      ---------   ---------    ---------    ---------    ---------    ---------
Three months ended October 31, 1998
Sales                                 $   9,691   $   6,659    $   4,424    $   5,890    $    --      $  26,664
Intersegment sales                         --          --            (64)        --           --            (64)
Net sales                                 9,691       6,659        4,360        5,890         --         26,600
Operating income (a)                      1,209      (1,001)         220          (41)        (887)        (500)
Identifiable assets                      52,089      31,668       18,063        8,495       15,260      125,575

Three months ended October 31, 1997
Net sales                             $   9,509   $   5,584    $   5,322    $   6,068    $    --      $  26,483
Operating income                          2,954      (1,540)         813          400         (836)       1,791
Identifiable assets                      44,440      35,525       18,820        7,970       13,420      120,175

(a) Interest expense and income taxes are primarily allocated as Corporate expenses.

NOTE 4: Earnings per Share

The table below sets forth the computation of the weighted average number of shares used for basic and diluted earnings per share:

                                                  Three months ended October 31,
                                                        1998      1997(c)
                                                       ------     -------
Average common shares outstanding                      12,335     12,275
Stock purchase warrants (a)                             1,772      1,785
                                                       ------     ------
Average common shares outstanding - basic              14,107     14,060
Effect of dilutive securities:
     Contingently issuable stock purchase warrants           (b)     748
     Stock options                                       --  (b)     657
                                                       ------     ------
Average common shares outstanding - diluted            14,107     15,465
                                                       ======     ======

(a) Class A and Class B Stock Purchase Warrants are included in the computation of basic earnings per share.

(b) When a net loss is recorded, additional shares for stock options and contingent stock purchase warrants are not included because their inclusion would be antidilutive. Because the first quarter fiscal 1999 results reflect a net loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding.

(c) Fiscal 1998 has been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

                              DeVlieg-Bullard, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Summarized below is a discussion of the results of operations of the Company, including its Services, Machine Tool, Tooling Systems and Industrial operating groups. Amounts, except per share data, are expressed in thousands.

Three months ended October 31, 1998 compared to three months ended October 31, 1997.

Net sales for the first quarter of fiscal 1999 were $26,600, basically the same as the $26,483 reported in the first quarter of fiscal 1998. First quarter fiscal 1999 sales as compared to the first quarter of fiscal 1998 increased 19.3% for the Machine Tool Group and 1.9% for the Services Group, while the Industrial Group declined 2.9% and the Tooling Systems Group declined 18.1%.

Gross profit for the first quarter of fiscal 1999 was $6,262 compared to $7,988 for the first quarter of fiscal 1998, a decrease of $1,726, or 21.6%. Improvements at the Machine Tool Group were offset by declines at the other operating groups.

E S G & A expenses were $7,003, or 26.3% of net sales in the first quarter of fiscal 1999, and $6,208, or 23.4% of net sales, in the first quarter of fiscal 1998. The increase in operating expenses was primarily at the Services and Machine Tool Groups for increased engineering expenses related to the outsourcing efforts and at Powermatic for increased computer related costs.

Interest expense was $1,385 in the first quarter of fiscal 1999 compared to $1,320 in the first quarter of fiscal 1998.

An income tax benefit of $699 was recorded for the first three months of fiscal 1999 reflecting the loss recorded for the period, compared to expense of $199 for the first three months of fiscal 1998 reflecting the income reported in the prior year period.

Operating Results by Business Segment

Services Group sales were $9,691 for the first quarter of fiscal 1999 compared to $9,509 for the same period in the prior year. The improvement was primarily in the aftermarket parts business of National Acme, offset by declines in the other aftermarket product lines and field services. Operating profit for the first quarter of fiscal 1999 was $1,209, a decline of $1,745 from the $2,954 reported during the first quarter of the prior year. Operating expenses increased as a result of engineering costs related to the outsourcing project and gross profit was adversely effected by unfavorable purchase price variances related to small quantity rush orders to fill immediate needs.

Machine Tool Group sales were $6,659 for the first three months of fiscal 1999, an increase of $1,075, or 19.3%, over the $5,584 reported in the first three months of the prior fiscal year. The Machine Tool Group reported an operating loss of $1,001 for the first quarter of fiscal 1999, compared to a loss of $1,540 in the same period a year ago. Although gross profit increased, reflecting the additional sales volume and increased productivity, engineering costs related to the outsourcing project were higher during the quarter compared to the prior year.

Tooling Systems Group sales were $4,360 in the first quarter of fiscal 1999, compared to $5,322 in the first quarter of the prior year, a decrease of $962, or 18.1%, as a result of the GM strike during the summer and deteriorating world business conditions. Operating income for the first quarter of fiscal 1999 was $220, compared with $813 in the first quarter of the prior year. The decline in operating income is the result of the decreased volume.

Industrial Group sales were $5,890 in the first quarter of fiscal 1999, compared to $6,068 in the first quarter of the prior year, a decrease of $178, or 2.9%. Operating income was a loss of $41 for the first quarter of fiscal 1999, compared to income of $400 in the same period a year ago. The decline in operating income is due to additional depreciation related to a computer upgrade and repairs and maintenance expense.

Liquidity and Capital Resources

Cash Flows

Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have been funded with increases in indebtedness, while funds from divestitures have generally been used to reduce indebtedness. As the operating difficulties the Company reported in fiscal 1998 continued into the first quarter of fiscal 1999, operating activities were financed by increasing indebtedness.

The Company experienced a lack of availability of parts from venders during the first quarter of fiscal 1999 due in part to a lack of availability under the senior credit facility. The Company's liquidity position improved following the end of the first quarter as a result of increases in term loans and in the amount available under the revolving credit agreement. Liquidity further improved from the shipment of certain large machine orders from the Machine Tool Group following the end of the first quarter. Total accounts payable have been reduced from $20.6 million at October 31, 1998 to $16.8 million at November 30, 1998, a 19% reduction. Normal seasonal issues with sales and orders and a low, but improving, vendor on-time delivery performance continue to hold down overall performance.

Net cash used by operations was $2,214 for the three months ended October 31, 1998 as compared to net cash provided by operating activities of $686 for the three months ended October 31, 1997.

Cash used for capital expenditures was $149 and $534 for the first quarter of fiscal 1999 and 1998, respectively. The first quarter of fiscal 1999 includes $241 of proceeds from the sale of excess machinery and equipment.

Financing and Investing

The balance outstanding under the Company's revolving credit agreement was $29,153 at October 31, 1998, compared to $25,670 at July 31, 1998. Long-term debt, including current maturities, at October 31, 1998, was $18,016, compared to $18,729 at July 31, 1998, a decrease of $713. The Company's total indebtedness was $47,169 and $44,399 at October 31, 1998 and July 31, 1998, respectively, an increase of $2,770. The increase in debt was used to finance working capital needs. Cash and equivalents at October 31, 1998 were $767, an increase of $402 compared to July 31, 1998. Net cash provided by financing activities was $2,496 in the first quarter of fiscal 1999 compared to a use of $289 in the first quarter of the prior year.

The senior credit facility aggregating $40,000 is comprised of $6,000 in term loans and a revolving credit agreement, which provides for borrowings up to $30,000. Interest on the outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.41% at October 31, 1998. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. The Company has no unused borrowings available under its revolving credit agreement at October 31, 1998. However, with changes negotiated to the agreement subsequent to the quarter (see below), availability is estimated at approximately $1,000 on December 11, 1998.

The term loans require monthly principal payments of $200. Interest on the term loans is payable monthly at 1.25% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.66% at October 31, 1998.

On November 6, 1998, the Company and its lenders agreed to certain amendments to the senior credit agreement to provide, among other changes, for an increase in the total available under the revolving credit facility from $30,000 to $31,500; a change in the financial statement covenants effective from August 1, 1998; and an increase in the pricing on the revolving credit agreement from 1% above prime to 1.25% above prime.

The lenders on the senior credit agreement also agreed to provide the Company with a new term loan of $2,500. In connection with this new term loan, principal repayments on all term loans were kept at $200 per month, however, the effective interest rate was increased effective November 1, 1998 to 1.5% above prime. As a result of the increase in the principal amount, but keeping the amortization the same, the Company has a balloon payment of $1,600 on the term loans at the final maturity in fiscal 2001. The terms of the amended credit agreement provide that proceeds from the sale or disposition of fixed assets are to be applied to the term loans in reverse order of maturity. Since the Company is planning to dispose of certain fixed assets during fiscal year 1999, it is likely that the proceeds from these dispositions will substantially reduce the balloon payment on these term loans. The fixed assets being disposed of are principally the excess facilities associated with the special charge recorded by the Company in fiscal 1998.

Pursuant to the subordinated debt facility, the Company has Subordinated Debentures in the principal amount of $8,000 and Junior Subordinated Debentures in the principal amount of $4,000 plus accrued interest of $375. Interest payments on the Subordinated Debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The Subordinated Debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest on the Junior Subordinated Debentures accrues at 14.5%, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. The Junior Subordinated Debentures provide for the repayment of principal of $4,000 and unpaid interest in June 2001 or thirty days after the payment of the Subordinated Debentures.

The Subordinated Debenture Holders have agreed to the amendment of certain provisions in the senior credit agreement, and in connection with these changes, certain other changes have been negotiated in the subordinated debt facility, including a change in the financial statement covenants effective August 1, 1998 and a deferral in the payment date for the $2,000 principal payment due in May 1999.

The Company continues to make progress in implementing its outsourcing program. Normal seasonal issues affecting sales and orders in November and December and a still low, although improving, vendor on-time delivery performance, however, continue to strain the Company's liquidity position. The Company is discussing with both external and internal sources obtaining up to $1.0 million of additional financing. The Company believes such financing, together with cash flows from operations and amounts available under the revolving credit facility, will be sufficient to fund the Company's operations during the remainder of fiscal 1999. The Company's failure to obtain such financing on acceptable terms, however, would likely adversely affect the Company's results of operations.

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

The Services and Machine Tool Groups (which operate off one computer system) will be upgrading to a new system that will provide substantially greater functionality, particularly in the area of materials requirement planning. The Tooling Systems Group is installing the same system, while the Industrial Group has completed their installation of the same software. The total expected costs for these upgrades is approximately $2,800, of which approximately $500 has already been spent. A significant amount of fiscal 1999 capital expenditures will be devoted to upgrading current hardware and software to add capabilities and comply with Year 2000 issues.

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

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Fifth Amendment to Amended and Restated Financing and Security Agreement dated November 10, 1998 among DeVlieg-Bullard, Inc., the CIT Group/Business Credit, Inc. and BNY Financial Corporation.

10.2 Agreement   dated   November  5,  1998  among  BancOne   Capital   Partners
     Corporation, PNC Capital Corporation and DeVlieg-Bullard, Inc. concerning amendments to the Investment Agreement.

27   Financial Data Schedules (SEC use only)

(b)  Reports on Form 8-K

During the quarter ended October 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       DeVlieg-Bullard, Inc.
                                       -----------------------------------------
                                       (Registrant)





Date:    December 15, 1998             By: /s/ W. O. Thomas
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           (Acting Chief Accounting Officer