Form 10-Q
period 1999-01-31
DEVLIEG BULLARD INC
filed 1999-03-22
CIK 858710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 1999
                                                ----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------    --------------


                         Commission file number 0-18198
                                                -------

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

The number of shares of common stock outstanding as of March 1, 1999 was 12,834,899.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                           January 31,       July 31,
                                                                  1999           1998
                                                                  ----           ----
ASSETS                                                      (unaudited)
------
Current assets:
     Cash and cash equivalents                               $     395      $     365
     Accounts receivable, net                                   18,262         24,895
     Inventories, net                                           48,580         45,459
     Other current assets                                        1,748          1,418
                                                             ---------      ---------
         Total current assets                                   68,985         72,137
Property, plant and equipment, net                               8,374          8,781
Assets held for sale                                               861          1,692
Engineering drawings                                            15,796         16,393
Goodwill                                                        10,884         11,025
Other assets                                                    16,716         13,887
                                                             ---------      ---------
         Total assets                                        $ 121,616      $ 123,915
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                        $  19,599      $  17,625
     Accrued expenses and other current liabilities             11,453         10,007
     Revolving credit agreement                                 27,021         25,670
     Current portion of long-term debt                           5,437          5,201
                                                             ---------      ---------
         Total current liabilities                              63,510         58,503

Long-term debt (related party $4,375)                           12,928         13,528
Postretirement benefit obligation                               22,341         21,357
Other noncurrent liabilities                                     9,815         11,121
                                                             ---------      ---------
         Total liabilities                                     108,594        104,509
Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000 shares; issued and outstanding
         12,522,400 and 12,334,900 shares                          125            123
     Additional paid-in capital                                 34,230         34,230
     Excess purchase price over net assets acquired from
         related parties                                       (16,242)       (16,242)
     Retained earnings/(deficit)                                (4,931)         1,438
     Cumulative translation adjustment                            (160)          (143)
                                                             ---------      ---------
         Total stockholders' equity                             13,022         19,406
                                                             ---------      ---------
         Total liabilities and stockholders' equity          $ 121,616      $ 123,915
                                                             =========      =========

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                         Three Months Ended           Six Months Ended
                                                             January 31,                 January 31,
                                                           1999          1998          1999          1998
                                                           ----          ----          ----          ----
Net sales                                              $ 24,429      $ 28,008      $ 51,029      $ 54,491
Cost of sales                                            20,915        23,605        41,253        42,100
                                                       --------      --------      --------      --------
     Gross profit                                         3,514         4,403         9,776        12,391

Operating expenses:
     Engineering                                            813           509         1,422         1,005
     Selling                                              3,306         2,927         6,291         5,671
     General and administrative                           5,248         3,607         8,657         6,575
                                                       --------      --------      --------      --------
         Total E S G & A expenses                         9,367         7,043        16,370        13,251
     Anticipated loss on disposal                            --           250            --           250
     Other expense/(income), net                             36            (7)         (205)          (18)
                                                       --------      --------      --------      --------
Total operating expenses                                  9,403         7,286        16,165        13,483
                                                       --------      --------      --------      --------

Operating loss                                           (5,889)       (2,883)       (6,389)       (1,092)

Interest expense (including related party interest
     of $181, $185, $363 and $370)                        1,597         1,317         2,982         2,637
                                                       --------      --------      --------      --------

Loss before income taxes                                 (7,486)       (4,200)       (9,371)       (3,729)

Benefit for income taxes                                 (2,303)       (1,764)       (3,002)       (1,565)
                                                       --------      --------      --------      --------

Net loss                                               $ (5,183)     $ (2,436)     $ (6,369)     $ (2,164)
                                                       ========      ========      ========      ========

Loss per common share:
     Basic                                             $  (0.37)     $  (0.17)     $  (0.45)     $  (0.15)
                                                       ========      ========      ========      ========

     Diluted                                           $  (0.37)     $  (0.17)     $  (0.45)     ($  0.15)
                                                       ========      ========      ========      ========

Average number of shares outstanding:
     Basic                                               14,153        14,065        14,130        14,062
                                                       ========      ========      ========      ========

     Diluted                                             14,153        14,065        14,130        14,062
                                                       ========      ========      ========      ========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                            Six Months Ended
                                                                               January 31,
Cash flows from operating activities:                                       1999          1998
                                                                            ----          ----
Net loss                                                                $ (6,369)     $ (2,164)
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                     2,493         2,595
         Provision for losses on accounts receivable                         201           134
         (Gain)/loss on disposal of assets held for sale                    (241)          250
         Deferred income taxes                                            (3,128)           --
Changes in assets and liabilities, net of effects from acquisitions
     Accounts receivable                                                   6,432           938
     Inventories                                                          (3,121)         (508)
     Other current assets                                                   (330)         (305)
     Accounts payable                                                      1,974         2,627
     Accrued expenses and other current liabilities                          808        (5,242)
     Other, net                                                             (323)         (450)
                                                                        --------      --------
     Net cash used in operating activities                                (1,604)       (2,125)

Cash flows from investing activities:
     Capital expenditures                                                   (278)         (810)
     Proceeds from sale of assets                                          1,724            --
                                                                        --------      --------
     Net cash provided by/used for investing activities                    1,446          (810)

Cash flows from financing activities:
     Borrowings under revolving credit agreement                          57,515        60,307
     Repayments under revolving credit agreement                         (56,164)      (55,415)
     Proceeds from issuance of long-term debt                              2,500            --
     Payments of long-term debt                                           (3,648)       (2,152)
     Proceeds from exercise of stock options
         or stock purchase warrants                                            2            55
                                                                        --------      --------
     Net cash provided by financing activities                               205         2,795

Effect of exchange rate changes on cash                                      (17)          (26)
                                                                        --------      --------

Net increase in cash and cash equivalents                                     30          (166)
Cash and cash equivalents at beginning of period                             365           637
                                                                        --------      --------
Cash and cash equivalents at end of period                              $    395      $    471
                                                                        ========      ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                           $  2,543      $  2,305
     Income taxes, net of refunds                                             85           254

The accompanying notes are an integral part of these financial statements.

During the six months ended January 31, 1999 and 1998, the Company entered into capital leases for computer equipment totaling $435 and $475, respectively, which were financed by capital lease obligations.

                              DeVlieg-Bullard, Inc.
                          Notes to Financial Statements

NOTE 1: BASIS OF PRESENTATION
Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the management of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position of the Company as of January 31, 1999 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1999 ("fiscal 1999") and the fiscal year ended July 31, 1998 ("fiscal 1998") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

NOTE 2: INVENTORIES

                                                January 31,          July 31,
Inventories consisted of:                              1999             1998
                                                       ----             ----
                                                 (unaudited)
Raw materials                                       $ 1,018          $ 1,620
Work-in-process                                      14,565           14,671
Finished goods                                       32,997           29,168
                                                    -------          -------
                                                    $48,580          $45,459
                                                    =======          =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $9,169 and $10,556 at January 31, 1999 and July 31, 1998, respectively. Inventories valued using LIFO were $20,281 and $19,298 at January 31, 1999 and July 31, 1998, respectively. There was no LIFO reserve against those inventories, as the carrying value approximates current cost. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at January 31, 1999 and July 31, 1998.

NOTE 3: SEGMENT REPORTING

                                                                Machine      Tooling
                                                  Services         Tool      Systems   Industrial
Six Months Ended January 31, 1999                    Group        Group        Group        Group    Corporate        Total
                                                     -----        -----        -----        -----    ---------        -----
Sales                                              $18,102      $11,823      $ 8,840      $12,465     $     --     $ 51,230
Intersegment sales                                      (6)          --         (195)          --           --         (201)
Net sales                                           18,096       11,823        8,645       12,465           --       51,029
Operating income/(loss) (a)                          1,083       (4,685)         116           18       (2,921)      (9,389)
Identifiable assets                                 50,720       27,223       18,115        8,535       17,023      121,616

Six Months Ended January 31, 1998
Net sales                                          $18,656      $12,680      $10,350      $12,805     $     --     $ 54,491
Operating income/(loss) (a)                          3,276       (3,611)         888          668       (2,313)      (1,092)
Identifiable assets                                 43,790       36,484       18,023        8,295       13,125      119,717

(a) Interest expense and income taxes are primarily allocated as Corporate expenses.

NOTE 4: EARNINGS PER SHARE

The table below sets forth the computation of the weighted average number of shares used for basic and diluted earnings per share:

                                                           Three months ended                   Six Months ended
                                                                 January 31,                        January 31,
                                                            1999             1998              1999             1998
Average common shares outstanding                         12,443           12,281            12,389           12,278
Stock purchase warrants (a)                                1,710            1,784             1,741            1,784
                                                          ------           ------            ------           ------
Average common shares outstanding-basic                   14,153           14,065            14,130           14,062
     Contingently issuable stock purchase warrants           (b)              (b)               (b)              (b)
     Stock options                                           (b)              (b)               (b)              (b)
                                                          ------           ------            ------           ------
Average common shares outstanding-diluted                 14,153           14,065            14,130           14,062
                                                          ======           ======            ======           ======

(a) Class A and Class B Stock Purchase Warrants are included in the computation of basic earnings per share.
(b) When a net loss is recorded, additional shares for stock options and contingent stock purchase warrants are not included because their inclusion would be antidilutive. Because the second quarter and first six months of fiscal 1999 and fiscal 1998 results reflect a net loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding.

NOTE 5: LONG-TERM DEBT
On November 6, 1998, the Company amended its credit facility with its senior lender to increase the term loan by $2,500. The new term loan is to be repaid from the proceeds from the sales of real estate and excess machinery and equipment. The proceeds from the new term loan were used to repay a portion of the outstanding revolving credit agreement. As of January 31, 1999, the balance outstanding on the new term loan is $542.

In connection with the additional term loan, Charles E. Bradley, a junior subordinated debenture holder and Chairman of the Board, signed a personal guaranty for up to $500,000 of the additional term loan.

At January 31, 1999, the Company was not in compliance with financial covenants under the senior and subordinated debt agreements. The Company has received a verbal commitment to a waiver from the senior lenders and has received waiver letters from the subordinated debenture holders for waivers of non-compliance with these financial covenants.

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

During fiscal 1998, the Company moved to outsource a major portion of machine and/or aftermarket parts that had previously been produced internally. This resulted in an inadequate level of inventory, which led to disruptions in production during fiscal 1998. As a result of decreased sales experienced during fiscal 1998, the Company suffered from liquidity problems, which delayed payments to vendors and caused a lack of availability of parts during the first six months of fiscal 1999. In November, the Company borrowed additional funds under a term loan, which partially relieved the liquidity problems. However, the Company's lack of liquidity has impacted its ability to complete and ship machines in the Machine Tool Group, which has further exacerbated the Company's liquidity problems. The Company's lack of liquidity has adversely impacted all of the Company's operations.

In January 1999, the Company replaced senior management and took steps to reduce costs further, including closing the corporate offices in Westport, Connecticut. In addition, the Company is instituting plans to sell slow-moving and excess inventory at reduced prices. A reserve of approximately $4,000 was taken in the second quarter to provide for severance expenses, costs associated with closing the corporate office and writing down inventory to expected selling prices. The Company has also identified several significant cost savings opportunities that should be fully realized in fiscal year 2000.

The Company believes that these cost reduction efforts, together with anticipated proceeds from asset dispositions, will provide the Company with sufficient liquidity to source adequate levels of parts to complete and ship its backlog of machine orders, resulting in an improved liquidity position in the fourth quarter of fiscal 1999.

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998.
Net sales for the second quarter of fiscal 1999 were $24,429 compared to $28,008 for the second quarter of fiscal 1998, a decrease of $3,579, or 12.8%. The decrease in sales was primarily in the Machine Tool Group, as well as in the Tooling Systems Group, although all groups showed declines from the prior year's second quarter.

Gross profit for the second quarter of fiscal 1999 was $3,514 compared to $4,403 for the second quarter of fiscal 1998, a decrease of $889, or 20.2%. The Services Group showed improvement, principally in the National Acme aftermarket business, while the other divisions showed declines, particularly at the Machine Tool Group, where inventory adjustments of approximately $1,800 were recorded to reflect a reduction to net realizable value as well as associated with the closing of the Company's Cleveland facility.

E S G & A expenses were $9,367 and $7,043 in the second quarter of fiscal 1999 and fiscal 1998, respectively. During the second quarter of fiscal 1999, the Company accrued approximately $2,200 for costs associated with management restructuring and plant closings. Included in the charge was severance costs related to several senior management changes, as well as moving and other costs associated with closing the Company's headquarters in Westport, Connecticut; a charge for costs associated with the closing of the Company's Cleveland facility and the write-off of an investment in a mainframe computer system that will be abandoned.

Interest expense was $1,597 in the second quarter of fiscal 1999 compared to $1,317 in fiscal 1998's second quarter. The increase in interest expense is a result of increased debt.

An income tax benefit of $2,303 was recorded for the second quarter of fiscal 1999 compared to a benefit of $1,764 for the same period last year, reflecting the losses recorded in both years.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1998. Net sales for the first six months of fiscal 1999 were $51,029 compared to $54,491 for the first six months of fiscal 1998, a decrease of $3,462, or 6.4%. The decrease in net sales was primarily at the Tooling Systems Group, but all divisions were below prior year levels.

Gross profit for the first six months of fiscal 1999 was $9,776 compared to $12,391 for the first six months of fiscal 1998, a decrease of $2,615 or 21.1%, reflecting the reduced volume, as well as the impact of certain reserves recorded in the second quarter related to inventory at the Machine Tool Group.

E S G & A expenses were $16,370 and $13,251 in the first six months of fiscal 1999 and fiscal 1998, respectively. The increase in operating expenses is primarily due to severance and other costs related to the recent management changes and closing of the corporate office, as well as a write-off of obsolete computer equipment. These charges were recorded in the second quarter.

Interest expense was $2,982 in the first six months of fiscal 1999 compared to $2,637 in the same period in fiscal 1998. The increase in interest expense is a result of increased debt.

An income tax benefit of $3,002 was recorded for the first six months of fiscal 1999 compared to $1,565 for the same period last year, reflecting the net losses in both years.

OPERATING RESULTS BY BUSINESS SEGMENT
SERVICES GROUP sales for the second quarter of fiscal 1999 were $8,411, compared to $9,147 in the second quarter of fiscal 1998. Sales for the first six months of fiscal 1999 were $18,102 compared with $18,656 in the same period in the prior year. The decline in sales is the result of the Company's lack of liquidity, which resulted in difficulties obtaining credit from vendors and maintaining sufficient inventory levels. The Services Group recorded a net operating loss of $126 for the second quarter of fiscal 1999, compared with net operating income of $322 during the second quarter of fiscal 1998. For the first six months of fiscal 1999, operating income was $1,083 compared to $3,276 in the same period of fiscal 1998. During the second quarter of fiscal 1999, the Services Group recorded a reserve of approximately $700 for severance and related costs for management changes, as well as a write-off of the investment in a computer system which has been abandoned.

MACHINE TOOL GROUP sales for the second quarter of fiscal 1999 were $5,164, compared to $7,096 in the second quarter of fiscal 1998. Sales for the first six months of fiscal 1999 were $11,823 compared with $12,680 in the same period in the prior year. The decline in sales is the result of the Company's lack of liquidity, which resulted in difficulties obtaining credit from vendors and maintaining sufficient inventory levels to complete machines. The Machine Tool Group recorded a net operating loss of $3,684 for the second quarter of fiscal 1999, compared with a net operating loss of $3,611 in the same period of fiscal 1998. For the first six months of fiscal 1999, the Machine Tool Group's operating loss was $4,685, as compared with an operating loss of $3,611 in the first half of fiscal 1998. During the second quarter of fiscal 1999, the Machine Tool Group recorded reserves of approximately $2,300 for additional severance and related costs for closing the Cleveland plant, as well as costs incurred in moving the Mideastern operation to a new, larger, facility in Pennsylvania and reserves for inventory values.

TOOLING SYSTEMS GROUP sales for the second quarter of fiscal 1999 were $4,480, compared to $5,028 in the second quarter of fiscal 1998. Sales for the first six months of fiscal 1999 were $8,840 compared with $10,350 in the same period in the prior year. The Tooling Systems Group recorded a net operating loss of $104 in the second quarter of fiscal 1999 compared to operating income of $75 in the same period a year ago. For the first six months of fiscal 1999, operating income was $116 as compared to $888 recorded in the first six months of fiscal 1998. The declines in operating income are related to the volume declines.

INDUSTRIAL GROUP sales were $6,575 in the second quarter of fiscal 1999, as compared to $6,737 in the second quarter of fiscal 1998. For the first six months of fiscal 1999, sales were $12,465 as compared to $12,805 in the first six months of the prior year. Sales have been adversely impacted by the Company's lack of liquidity, as shipments from vendors are delayed. Operating income was $59 for the second quarter of fiscal 1999 as compared to $268 in the second quarter of the prior year. Operating income was $18 for the first six months of fiscal 1999, compared to $668 in the same period a year ago. The decline in operating income is related to the volume decline and increased computer-related costs due to the installation of a new computer system.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Net cash used by operating activities was $1,604 for the six months ended January 31, 1999, compared to $2,125 for the first six months of fiscal 1998.

Cash used for capital expenditures was $278 and $810 for the first six months of fiscal 1999 and 1998, respectively. The Company currently has no material commitments for specific capital expenditures, however, the Company anticipates approximately $1,900 of capital expenditures for year 2000 compliance upgrades to computer systems. Proceeds from the sale of assets were $1,724. The remaining $234 of payments against the additional term loan was from the collection of receivables on asset sales made prior to July 31, 1998.

FINANCING AND INVESTING
The balance outstanding under the Company's revolving credit agreement was $27,021 at January 31, 1999, compared to $25,670 at July 31, 1998. Long-term debt, including current maturities, at January 31, 1999, was $18,365, compared to $18,729 at July 31, 1998, a decrease of $364. The Company's total indebtedness was $45,386 and $44,399 at January 31, 1999 and July 31, 1998, respectively, an increase of $987. The increase in debt was used to finance working capital needs, particularly those of the Services and Machine Tool Groups as the Company works through the current difficulties discussed above. Cash and equivalents at January 31, 1999 were $395, an increase of $30 compared to July 31, 1998. Net cash provided by financing activities was $205 in the first half of fiscal 1999 compared to $2,795 in the first six months of the prior year.

The senior credit facility aggregating $40,000 is comprised of $5,952 in term loans and a revolving credit agreement, which provides for borrowings up to $31,500. Interest on the outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 1.25% above the prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.19% at January 31, 1999. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. On November 6, 1998, the Company increased the existing term loans by $2,500. The proceeds from the new term loan were used to repay a portion of the outstanding revolving credit agreement. Payments on the new term loan will be made with proceeds from the sale of real estate, and excess machinery and equipment. As of January 31, 1999, $1,958 of the additional term loan had been repaid. Payments on the existing term debt remained at $200 per month. Unused borrowings available at January 31, 1999 were $833.

Interest on the term loans is payable monthly at 1.5% above prime rate or, at the Company's option, at alternative rates based on LIBOR. The effective rate based on LIBOR was 8.44% at January 31, 1999.

Pursuant to the subordinated debt facility, the Company issued Subordinated Debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by Junior Subordinated Debentures. Interest payments on the Subordinated Debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The Subordinated Debentures provide for the repayment of principal of $2,000 in fiscal 1999 and fiscal 2000 and $4,000 in fiscal 2001. Interest on the Junior Subordinated Debentures accrues at 14.5%, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. The Junior Subordinated Debentures provide for the repayment of principal of $4,000 and unpaid interest in June 2001 or thirty days after the payment of the Subordinated Debentures. In November 1998, the agreement was amended to provide for a delay in the scheduled interest payment for May 1999 under certain circumstances, as defined. The payment would be due in October 1999.

The Company was not in compliance with certain financial covenants under its senior and subordinated credit facilities at January 31, 1999. While the Company has received a verbal commitment to a waiver from the senior lenders and has received waiver letters from the subordinated debenture holders for these covenant defaults at January 31, 1999, the Company does not expect to be in compliance with certain financial covenants under its senior and subordinated credit facilities at April 30, 1999. In addition, the Company is required to make a principal payment of $2,000 on October 31, 1999. Accordingly, the Company will be required to renegotiate its financial covenants and obtain sufficient liquidity to make the required payment pursuant to the Subordinated Debentures. The Company is actively discussing with its lenders amendments to its credit facilities as well as other alternatives to improve the Company's liquidity position, including possible asset sales. There can be no assurance that the Company will be able to renegotiate its credit facilities or that alternative sources of liquidity will be available or available on acceptable terms. The Company's lack of liquidity has adversely affected its ability to source parts from vendors which has adversely affected the Company's sales in each of its operating groups. The Company will need additional capital to implement its business strategy. There can be no assurance such capital will be available or available on terms acceptable to the Company.

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

The Services, Machine Tool and Tooling Systems Groups will upgrade their current systems to make them year 2000 compliant. The Industrial Group has completed its installation of a new software package that includes additional functionality in the area of materials requirement planning. The total expected costs for these upgrades is approximately $2,800, of which approximately $872 has already been spent. A significant amount of fiscal 1999 capital expenditures will be devoted to upgrading current hardware and software to add capabilities and comply with Year 2000 issues.

The Company expects to complete the system upgrades by the summer of 1999. However, if there is a delay in new system installation, management believes the existing systems can be upgraded to Year 2000 compliance in a relatively short period of time.

The Company has assessed its non-information technology equipment and has determined that it is either year 2000 compliant or can be upgraded at little cost to be year 2000 compliant.

CAUTIONARY FACTORS
The discussions in this document may include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements contained in this document and a number of factors may affect future results, liquidity and capital resources. These factors include the ability of the Company to obtain sufficient financing from its senior and subordinated lenders; the ability of the Company to obtain sufficient parts from its vendors; the ability of the Company to obtain trade credit from those vendors on favorable terms; the fact that the Company derives a substantial portion of its sales from cyclical industries, including the automotive, aerospace and housing industries; the ability to introduce new products in a timely fashion; the pace of technological changes affecting the products manufactured and services provided by the Company; the Company's substantial debt service requirements, much of which are based on variable rates; the dependence of the Company's growth on acquisitions and the Company's ability to finance such acquisitions and to profitably integrate the acquired operations; the level of margins achievable in the markets served by the Company; and the ability to continue to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future sales and margin trends cannot be reliability predicted.

PART II - Other Information

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of DeVlieg-Bullard, Inc. was held on January 20, 1999, at which meeting the stockholders elected all directors to hold office until the next annual meeting and until their successors are duly elected and qualified.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Sixth Amendment to Investment Agreement and Amendment to Senior Debentures dated November 6, 1998, among DeVlieg-Bullard, Inc., Banc One Capital Partners Corporation, PNC Capital Corp., Charles E. Bradley and John G. Poole.

10.2 Guaranty dated as of November 6, 1998 by Charles E. Bradley, Sr. for the benefit of The CIT Group/Business Credit, Inc. and BNY Financial Corporation.

10.3 Credit Support Fee Agreement dated November 5, 1998 by DeVlieg-Bullard, Inc. in favor of Charles E. Bradley.

27     Financial Data Schedules (SEC use only)

(b)  Reports on Form 8-K

During the quarter ended January 31, 1999, the Company did not file any reports on Form 8-K.

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




                                      DeVlieg-Bullard, Inc.
                                      ---------------------
                                      (Registrant)





Date: March 22, 1999                  By: /s/ Richard W. Sappenfield
                                          -------------------------------------
                                          Richard W. Sappenfield
                                          Chief Executive Officer
                                          (Acting Principal Accounting Officer)