Form 10-Q
period 1999-04-30
DEVLIEG BULLARD INC
filed 1999-06-14
CIK 858710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  --------------


                         Commission file number 0-18198

                              DEVLIEG-BULLARD, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              62-1270573
                  --------                              ----------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

   1900 Case Parkway South, Twinsburg, Ohio                44087
   ----------------------------------------                -----
   (Address of principal executive offices)              (Zip Code)

                                  330-963-0699
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 1, 1999 was 12,834,899.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                              DeVlieg-Bullard, Inc.
                                 Balance Sheets
                        (in thousands, except share data)

                                                                             April 30,              July 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                            (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                               $     356             $     365
     Accounts receivable, net                                                   17,999                24,895
     Inventories, net                                                           44,530                45,459
     Other current assets                                                        2,415                 1,418
                                                                             ---------             ---------
         Total current assets                                                   65,300                72,137

Property, plant and equipment, net                                               7,753                 8,781
Assets held for sale                                                               861                 1,692
Engineering drawings                                                            15,613                16,393
Goodwill                                                                        10,634                11,025
Other assets                                                                    17,885                13,887
                                                                             ---------             ---------
         Total assets                                                        $ 118,046             $ 123,915
                                                                             =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  19,090             $  17,625
     Accrued expenses and other current liabilities                             11,299                10,007
     Revolving credit agreement                                                 27,415                25,670
     Current portion of long-term debt (related party $4,375, $0)               17,770                 5,201
                                                                             ---------             ---------
         Total current liabilities                                              75,574                58,503

Long-term debt (related party $0, $4,375)                                           --                13,528
Postretirement benefit obligation                                               22,387                21,357
Other noncurrent liabilities                                                     9,569                11,121
                                                                             ---------             ---------
         Total liabilities                                                     107,530               104,509

Stockholders' equity:
     Common stock, $0.01 par value; authorized
         30,000 shares; issued and outstanding
         12,834,899 and 12,334,900 shares                                          128                   123
     Additional paid-in capital                                                 34,230                34,230
     Excess purchase price over net assets acquired from
         related parties                                                       (16,242)              (16,242)
     Retained earnings                                                          (7,439)                1,438
     Cumulative translation adjustment                                            (161)                 (143)
                                                                             ---------             ---------
         Total stockholders' equity                                             10,516                19,406
                                                                             ---------             ---------
         Total liabilities and stockholders' equity                          $ 118,046             $ 123,915
                                                                             =========             =========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                             Statement of Operations
                (unaudited - in thousands, except per share data)

                                                              Three Months Ended               Nine Months Ended
                                                                   April 30,                       April 30,
                                                             1999            1998            1999            1998
                                                             ----            ----            ----            ----

Net sales                                                $ 24,515        $ 32,240        $ 75,544        $ 86,731
Cost of sales                                              20,463          24,239          61,716          66,339
                                                         --------        --------        --------        --------
     Gross profit                                           4,052           8,001          13,828          20,392

Operating expenses:
     Engineering                                              625             443           2,047           1,448
     Selling                                                2,708           3,211           8,999           8,882
     General and administrative                             2,884           2,893          11,541           9,468
                                                         --------        --------        --------        --------
         Total E S G & A expenses                           6,217           6,547          22,587          19,798
     Impairment loss on disposal                               --              --              --             250
     Other expense/(income), net                               (6)            (18)           (211)            (36)
                                                         --------        --------        --------        --------
Total operating expenses                                    6,211           6,529          22,376          20,012
                                                         --------        --------        --------        --------

Operating income                                           (2,159)          1,472          (8,548)            380

Interest expense (including related party interest
     of $193, $176, $556 and $527)                          1,491           1,339           4,473           3,976
                                                         --------        --------        --------        --------

Income/(loss) before income taxes                          (3,650)            133         (13,021)         (3,596)

(Benefit)/provision for income taxes                       (1,142)             56          (4,144)         (1,509)
                                                         --------        --------        --------        --------

Net (loss)/income                                        $ (2,508)       $     77        $ (8,877)       $ (2,087)
                                                         ========        ========        ========        ========

Income per common share:
     Basic                                               $  (0.18)       $   0.01        $  (0.63)       $  (0.15)
                                                         ========        ========        ========        ========

     Diluted                                             $  (0.18)       $   0.01        $  (0.63)       $  (0.15)
                                                         ========        ========        ========        ========

Average number of shares outstanding:
     Basic                                                 14,325          14,091          14,195          14,072
                                                         ========        ========        ========        ========

     Diluted                                                   NA          15,172              NA              NA
                                                         ========        ========        ========        ========


The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                            Statements of Cash Flows
                           (unaudited - in thousands)

                                                                                Nine Months Ended
                                                                                    April 30,
                                                                              1999            1998
                                                                              ----            ----

Cash flows from operating activities:
Net loss                                                                   $ (8,877)       $ (2,087)
Adjustments to reconcile net loss to net cash
     used for operating activities:
         Depreciation and amortization                                        3,634           3,988
         Deferred income taxes                                               (4,366)             --
         Provision for losses on accounts receivable                            363             194
         (Gain)/loss on disposal of assets                                     (241)            250
Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                      6,533             768
     Inventories                                                                929          (1,651)
     Other current assets                                                      (997)           (350)
     Accounts payable                                                         1,465           3,962
     Accrued expenses and other current liabilities                             504          (7,082)
     Other, net                                                                (532)             95
                                                                           --------        --------
         Net cash used for operating activities                              (1,585)         (1,913)

Cash flows from investing activities:
     Proceeds from sale of assets                                             2,311              --
     Capital expenditures                                                      (451)           (735)
                                                                           --------        --------
         Net cash provided by/(used for) investing activities                 1,860            (735)

Cash flows from financing activities:
     Borrowings under revolving credit agreement                             82,156          91,754
     Repayments under revolving credit agreement                            (80,411)        (89,042)
     Proceeds from issuance of long-term debt                                 2,500           2,514
     Payments of long-term debt                                              (4,516)         (2,894)
     Proceeds from exercise of stock options and warrants                         5              84
                                                                           --------        --------
         Net cash (used for)/provided by financing activities                  (266)          2,416

Effect of exchange rate changes on cash                                         (18)             (9)
                                                                           --------        --------

Net decrease in cash and cash equivalents                                        (9)           (241)
Cash and cash equivalents at beginning of period                                365             637
                                                                           --------        --------
Cash and cash equivalents at end of period                                 $    356        $    396
                                                                           ========        ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                              $  4,334        $  3,456
     Income taxes, net of refunds                                                85             328


During the nine months ended April 30, 1999 and 1998 the Company entered into capital leases for computer equipment totaling $585 and $834, respectively, which were financed by capital lease obligations. The amortization of the debt discount was $472 and $431 during the nine months ended April 30, 1999 and 1998, respectively.

The accompanying notes are an integral part of these financial statements.

                              DeVlieg-Bullard, Inc.
                          Notes to Financial Statements

NOTE 1: BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of DeVlieg-Bullard, Inc. (the "Company"), reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position as of April 30, 1999 and the results of operations and cash flows for the interim periods of the fiscal year ending July 31, 1999 ("fiscal 1999") and the fiscal year ended July 31, 1998 ("fiscal 1998") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.

The financial statements include all accounts of the Company after elimination of all significant interdivision transactions and balances. Amounts in these notes, except per share data, are expressed in thousands.

The accompanying financial statement data has been prepared assuming the Company will continue as a going concern. Given the Company's current liquidity situation, as discussed under the caption "Financing and Investing" in the Management's Discussion and Analysis, if the Company's lenders accelerate payment of amounts outstanding under the debt agreements, the Company would not be able to continue to operate. The Company is considering various alterna-tives, including the sale of certain non-core assets and the restructuring of the senior debt. The accompanying financial statement data does not include any adjustment needed to reflect changes in the carrying value of assets and liabilities should the Company be unable to continue as a going concern.

NOTE 2: INVENTORIES

                                                               April 30,      July 31,
Inventories consisted of:                                           1999          1998
                                                                    ----          ----
                                                             (unaudited)

Raw materials                                                    $   892       $ 1,620
Work-in-process                                                   11,859        14,671
Finished goods                                                    31,779        29,168
                                                                 -------       -------
                                                                 $44,530       $45,459
                                                                 =======       =======

Valuation reserves for obsolete, excess and slow-moving inventory aggregated $9,263 and $10,901 at April 30, 1999 and July 31, 1998, respectively. Inventories valued using LIFO were $19,420 and $14,189 at April 30, 1999 and July 31, 1998, respectively. There was no material difference between current cost and recorded cost. The financial accounting basis for the inventories of acquired companies exceeds the tax basis by $12,224 at April 30, 1999 and July 31, 1998.

NOTE 3: SEGMENT REPORTING

                                                                Machine      Tooling
                                                  Services         Tool      Systems   Industrial
                                                     Group        Group        Group        Group    Corporate        Total
                                                     -----        -----        -----        -----    ---------        -----

Nine Months Ended April 30, 1999
Sales                                              $26,411      $17,499      $13,003      $18,846      $    --     $ 75,759
Intersegment sales                                      (6)          --         (209)          --           --         (215)
Net sales                                           26,405       17,499       12,794       18,846           --       75,544
Operating income/(loss) (a)                          1,625       (6,506)        (350)         203       (3,520)      (8,548)
Identifiable assets                                 50,204       25,354       16,463        7,701       18,324      118,046

Nine Months Ended April 30, 1998
Sales                                              $29,165      $22,349      $16,132      $19,430      $    --     $ 87,076
Intersegment sales                                      --           --         (345)          --           --         (345)
Net sales                                           29,165       22,349       15,787       19,430           --       86,731
Operating income/(loss) (a)                          4,771       (3,889)       1,371          941       (2,814)         380
Identifiable assets                                 45,716       34,605       18,203        7,915       13,565      120,004

(a) Interest expense and income taxes are primarily allocated as Corporate expenses.

NOTE 4: EARNINGS PER SHARE

The table below sets forth the computation of the weighted average number of shares used for basic and diluted earnings per share:

                                                                    Three months ended                  Nine Months ended
                                                                        April 30,                           April 30,
                                                                   1999             1998              1999             1998
                                                                   ----             ----              ----             ----

Average common shares outstanding                                12,796           12,308            12,525           12,288
Stock purchase warrants (a)                                       1,529            1,783             1,670            1,784
                                                                 ------           ------            ------           ------
Average common shares outstanding-basic                          14,325           14,091            14,195           14,072
     Contingently issuable stock purchase warrants                   (b)             747                (b)              (b)
     Stock options                                                   (b)             334                (b)              (b)
                                                                 ------           ------            ------           ------
Average common shares outstanding-diluted                        14,325           15,172            14,195           14,072
                                                                 ======           ======            ======           ======

(a) Class A and Class B Stock Purchase Warrants are included in the computation of basic earnings per share. During the nine months ended April 30, 1999, 250 of the Class A and 250 Class C stock purchase warrants were exercised.
(b) When a net loss is recorded, additional shares for stock options and contingent stock purchase warrants are not included because their inclusion would be antidilutive. Because the third quarter and first nine months of fiscal 1999 and fiscal 1998 results reflect a net loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding.

NOTE 5: LONG-TERM DEBT

On November 6, 1998, the Company amended its credit facility with its senior lender to increase the term loan by $2,500. The new term loan is to be repaid from the proceeds from the sales of real estate and excess machinery and equipment. The proceeds from the new term loan were used to repay a portion of the outstanding revolving credit agreement. As of April 30, 1999, the balance outstanding on the new term loan is $392.

In connection with the additional term loan, Charles E. Bradley, a junior subordinated debenture holder and Chairman of the Board, signed a personal guaranty for up to $500 of the additional term loan.

At April 30, 1999, the Company was not in compliance with financial covenants under the senior and subordinated debt agreements. Accordingly, generally accepted accounting principles require that all amounts outstanding under its Senior and Subordinated debt agreements be included in current liabilities on the Company's balance sheet.

                              DeVlieg-Bullard, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summarized below is a discussion of the results of operations of the Company, including its Services, Machine Tool, Tooling Systems and Industrial operating segments. Amounts, except per share data, are expressed in thousands.

As of April 30, 1999, the Company was not in compliance with certain financial and other covenant requirements in its senior and subordinated debt facilities related to maintenance of certain minimum ratios and levels of working capital and stockholders' equity. Although the senior lender is continuing to provide funding for day-to-day operations, the senior lender is not providing sufficient funding to enable the Company to make timely payments to its trade and other creditors. As of April 30, 1999, the Company had past due payables of approximately $11,800. While deferred payment terms have been negotiated with some vendors, certain vendors have suspended parts deliveries to the Company. As a result, the Company has not been able to ship orders on time and believes it has lost orders due to its lack of liquidity. The Company has also significantly reduced operations at its Tooling Systems and Industrial Groups as a result of its lack of liquidity. The Company is pursuing various alternatives, including the sale of certain non-core assets and a restructuring of the senior debt facility, to raise funds necessary to fund delinquent balances and meet ongoing trade obligations.

Management of the Company is meeting with its senior lender to obtain additional funding in concert with implementing its strategy of increasing its liquidity through the sale of certain non-core assets. In the event the Company is unable to obtain the additional liquidity to fund ongoing operations and repay past due payables, the Company will be required to file a petition seeking reorganization under the federal bankruptcy laws.

The Company expects sales for the fourth quarter of fiscal 1999 to be adversely impacted by the current liquidity problems, the decline in the rate of orders received and the planned plant shutdowns. As a result of the sales volume decline, the Company also expects further deterioration in gross margin during the fourth quarter of fiscal 1999, as well as increased interest expense as a result of the higher default rate of interest which will be charged.

The discussions in this document may include certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements contained in this document and a number of factors may affect future results, liquidity and capital resources. These factors include the ability of the Company to obtain sufficient financing from its senior and subordinated lenders to fund ongoing operations and repay past due payables; the ability of the Company to increase its liquidity through divestiture of certain non-core assets; the ability of the Company to obtain sufficient parts from its vendors; the ability of the Company to obtain trade credit from those vendors on favorable terms; the fact that the Company derives a substantial portion of its sales from cyclical industries, including the automotive, aerospace and housing industries; the ability to introduce new products in a timely fashion; the pace of technological changes affecting the products manufactured and services provided by the Company; the Company's substantial debt service requirements, much of which are based on variable rates; the level of margins achievable in the markets served by the Company; and the ability to continue to minimize operating expenses.

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998.

Net sales for the third quarter of fiscal 1999 were $24,515 compared to $32,240 for the third quarter of fiscal 1998, a decrease of $7,725, or 24.0%. Although the decrease in sales was primarily in the Machine Tool Group, all groups showed declines from the prior year's third quarter.

Gross profit for the third quarter of fiscal 1999 was $4,052 compared to $8,001 for the third quarter of fiscal 1998, a decrease of $3,949, or 49.4%. The Industrial Group was even with the prior year, while all other groups, particularly Machine Tool and Tooling Systems Groups, showed declines.

E S G & A expenses were $6,217 and $6,547 in the third quarter of fiscal 1999 and fiscal 1998, respectively. The most significant reduction was in corporate expenses as the corporate office in Westport was closed.

Interest expense was $1,491 in the third quarter of fiscal 1999 compared to $1,339 in fiscal 1998's third quarter. The increase in interest expense is a result of increased debt at a higher effective rate.

An income tax benefit of $1,142 was recorded for the third quarter of fiscal 1999, compared to income tax expense of $56 in the third quarter of the prior year, reflecting the losses in fiscal 1999 compared to income in the same period of the prior year.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998.

Net sales for the first nine months of fiscal 1999 were $75,544 compared to $86,731 for the first nine months of fiscal 1998, a decrease of $11,187, or 12.9%. The decrease in net sales was primarily at the Machine Tool Group, but all groups were below prior year levels.

Gross profit for the first nine months of fiscal 1999 was $13,828 compared to $20,392 for the first nine months of fiscal 1998, a decrease of $6,564, or 32.2%. The most significant declines in gross margin were at the Tooling Systems and Machine Tool Groups, but all groups showed declines, reflecting the reduced volume, as well as the impact of certain reserves related to inventory at the Machine Tool Group.

E S G & A expenses were $22,587 and $19,798 in the first nine months of fiscal 1999 and fiscal 1998, respectively. During the second quarter of fiscal 1999, the Company accrued approximately $2,200 for costs associated with management restructuring and plant closings. Included in the charge was severance costs related to several senior management changes, as well as moving and other costs associated with closing the Company's headquarters in Westport, Connecticut; a charge for potential costs associated with the closing the Company's Cleveland facility; and the write-off of an investment in a mainframe computer system that will not be utilized.

Interest expense was $4,473 in the first nine months of fiscal 1999 compared to $3,976 in the same period in fiscal 1998. The increase in interest expense is a result of increased debt and higher effective interest rates.

An income tax benefit of $4,144 was recorded for the first nine months of fiscal 1999 compared to a benefit of $1,509 for the same period last year, reflecting the losses in both years.

OPERATING RESULTS BY BUSINESS SEGMENT

SERVICES GROUP sales for the third quarter of fiscal 1999 were $8,309, compared to $10,509 in the third quarter of fiscal 1998. Sales for the first nine months of fiscal 1999 were $26,411 compared with $29,165 in the same period in the prior year. The decline in sales is the result of the Company's lack of liquidity, which resulted in difficulties obtaining credit from vendors and maintaining sufficient inventory levels. The Services Group recorded a net operating profit of $542 for the third quarter of fiscal 1999, compared with $1,495 during the third quarter of fiscal 1998. For the first nine months of fiscal 1999, operating income was $1,625 compared to $4,771 in the same period of fiscal 1998. During the second quarter, the Services Group recorded a charge of approximately $700 for severance and related costs for management changes, as well as a write-off of the investment in a computer system, which has been abandoned.

MACHINE TOOL GROUP sales for the third quarter of fiscal 1999 were $5,676, compared to $9,669 in the third quarter of fiscal 1998. Sales for the first nine months of fiscal 1999 were $17,499 compared with $22,349 in the same period in the prior year. The decline in sales is the result of the Company's lack of liquidity, which resulted in difficulties obtaining credit from vendors and maintaining sufficient inventory levels to complete machines. The Machine Tool Group recorded a net operating loss of $1,821 for the third quarter of fiscal 1999, compared with a net operating loss of $28 in the same period of fiscal 1998. For the first nine months of fiscal 1999, the Machine Tool Group's operating loss was $6,506 compared with an operating loss of $3,969 in the first nine months of fiscal 1998. During the second quarter of fiscal 1999, the Machine Tool Group recorded charges of approximately $2,300 for additional severance and related costs for the closing of the Cleveland facility, as well as costs incurred in moving the Mideastern operation to a new, larger facility in Pennsylvania and charges to record certain inventories at net realizable value.

TOOLING SYSTEMS GROUP sales were $4,163 for the third quarter of fiscal 1999, compared to $5,437 in the third quarter of fiscal 1998. Sales for the first nine months of fiscal 1999 were $13,003 as compared to $15,787 in the first nine months of the prior year. The Tooling Systems Group recorded a net operating loss of $466 in the third quarter of fiscal 1999 compared to net operating income of $483 in the same period a year ago. For the first nine months of fiscal 1999, a net operating loss of $350 was recorded, compared to net operating income of $1,371 recorded in the first nine months of fiscal 1998. The declines in operating income are related to the volume declines.

INDUSTRIAL GROUP sales were $6,381 in the third quarter of fiscal 1999, as compared to $6,625 in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, sales were $18,846 as compared to $19,430 in the first nine months of the prior year. Sales have been adversely impacted by the Company's lack of liquidity, as shipments from vendors are delayed. Operating income was $185 for the third quarter of fiscal 1999 as compared to $273 in the third quarter of the prior year. Operating income was $203 for the first nine months of fiscal 1999, compared to $941 in the same period a year ago. The decline in operating income is related to the volume decline and increased computer-related costs due to the installation of a new computer system at the end of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Historically, the Company's continuing operations have been financed by internally generated funds. Acquisitions have generally been funded with increases in indebtedness.

Net cash used for operating activities was $1,585 for the nine months ended April 30, 1998, compared to $1,913 for the first nine months of fiscal 1998.

FINANCING AND INVESTING

Cash used for capital expenditures was $451 and $735 for the first nine months of fiscal 1999 and 1998, respectively. The Company currently has no material commitments for specific capital expenditures. The Company anticipates approximately $1,900 of capital expenditures for year 2000 compliance upgrades to computer systems. Proceeds from the sale of assets were $2,311 in the first nine months of fiscal 1999.

At April 30, 1999, the Company was not in compliance with certain financial covenants under its senior and subordinated credit facilities. As a result, amounts outstanding under these facilities have been included in current liabilities in the balance sheet. The Company's lenders have not accelerated payment of amounts outstanding under these facilities. Were the lenders to accelerate payment of amounts outstanding as a result of the Company's default, the Company would not be able to meet its obligations without additional financing. The Company is considering various alternatives, including the sale of certain assets and a restructuring of the senior credit facility. Management of the Company is meeting with its senior lender to obtain additional funding in concert with implementing its strategy of increasing liquidity through the sale of certain non-core assets. In the event the Company is unable to obtain additional liquidity to fund ongoing operations and repay past due payables, the Company will be required to file a petition seeking reorganization under the federal bankruptcy laws.

The balance outstanding under the Company's revolving credit agreement was $27,415 at April 30, 1999, compared to $25,670 at July 31, 1998. Long-term debt, including current maturities, at April 30, 1999, was $17,770, compared to $18,729 at July 31, 1998, a decrease of $959. The Company's total indebtedness was $45,185 and $44,399 at April 30, 1999 and July 31, 1998, respectively, an increase of $786. The increase in debt was used to finance working capital needs, particularly those of the Machine Tool Group. Cash and equivalents at April 30, 1999 were $356, a decrease of $9 compared to July 31, 1998. Net cash used for financing activities was $266 in the first nine months of fiscal 1999 compared to net cash provided by financing activities of $2,416 in the first nine months of the prior year.

The senior credit facility is comprised of $5,202 in term loans and a revolving credit agreement, which provides for borrowings up to $30,000. Interest on the outstanding borrowings under the revolving credit agreement is payable monthly in arrears at 4.25% above the prime rate. The effective rate based on the prime rate was 12.00% at April 30, 1999. The amount the Company may borrow under the revolving credit agreement is based upon a formula related to the Company's eligible accounts receivable and inventories, reduced by outstanding letters of credit. There were no unused borrowings available at April 30, 1999. Interest on the term loans is payable monthly at 4.25% above prime rate. The effective rate based on prime rate was 12.00% at April 30, 1999. Payments on the term loan are $200 monthly, starting March 31, 1998.

Pursuant to the subordinated debt facility, the Company issued Subordinated Debentures in May 1994 in the principal amount of $12,000. Of this amount, $4,000 was replaced by Junior Subordinated Debentures. Interest payments on the Subordinated Debentures of 11.5% per annum are payable quarterly in arrears commencing July 1, 1994. The Subordinated Debentures provide for the repayment of principal of $4,000 in fiscal 2000 and $4,000 in fiscal 2001. Interest on the Junior Subordinated Debentures accrues at 14.5%, and the cash interest of 11% per annum is payable quarterly in arrears commencing January 1, 1996. The Junior Subordinated Debentures provide for the repayment of principal of $4,000 and unpaid interest in June 2001 or thirty days after the payment of the Subordinated Debentures. In November 1998, the Subordinated Debenture agreement was amended to provide for a delay in the scheduled principal payment to October 1999 under certain circumstances, as defined.

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

The Services, Machine Tool and Tooling Systems Groups will upgrade their current systems to make them Year 2000 compliant. The Industrial Group has completed its installation of a new software package that includes additional functionality in the area of materials requirement planning. The total expected costs for these upgrades is approximately $2,800, of which $985 has already been spent. A significant amount of fiscal 1999 capital expenditures will be devoted to upgrading current hardware and software to add capabilities and comply with Year 2000 issues.

PART II - Other Information

Item 3. Defaults Upon Senior Securities.

At April 30, 1999, the Company was not in compliance with financial and other covenants under the Senior and Subordinated debt agreements. The Company's lenders have not accelerated payments of amounts outstanding under these facilities.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


27   Financial Data Schedules (SEC use only)



(b)  Reports on Form 8-K

During the quarter ended April 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DeVlieg-Bullard, Inc.
                                           -------------------------------------
                                           (Registrant)





Date: June 14, 1999                    By: /s/ Richard W. Sappenfield
      -------------                        -------------------------------------
                                           Richard W. Sappenfield
                                           President and Chief Executive Officer
                                           (Acting Principal Accounting Officer)